Form 10-Q
period 2006-06-30
Darwin Professional Underwriters Inc
filed 2006-08-10
CIK 1355795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
Commission file number: 001-32883

Darwin Professional Underwriters, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0510450 (I.R.S. Employer Identification No.)
9 Farm Springs Road
Farmington, Connecticut 06032
(Address of principal executive offices) (Zip Code)
(860) 284-1300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at August 7, 2006 was 17,042,496 shares.

Darwin Professional Underwriters, Inc.
Quarterly Report on Form 10-Q
For Quarterly Period Ended June 30, 2006

Part I. Financial Information
Item 1. Financial Statements
DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Available for sale securities, at fair value:
Fixed maturity securities (amortized cost: 2006, $260,278; 2005, $120,832)	$255,877	$120,770
Short-term investments, at cost which approximates fair value	81,940	184,088

Total investments	337,817	304,858

Cash	22,407	10,255
Premiums receivable (net of allowance for doubtful accounts of $50 as of June 30, 2006 and December 31, 2005)	23,932	22,090
Reinsurance recoverable on paid and unpaid losses	72,125	51,260
Ceded unearned reinsurance premiums	41,957	33,853
Deferred insurance acquisition costs	9,663	7,603
Property and equipment at cost, less accumulated depreciation of $878 and $599, respectively	1,940	1,880
Intangible assets	7,306	7,092
Net deferred income tax asset	9,471	6,278
Current income taxes receivable	—	283
Other assets	3,263	1,539

Total assets	$529,881	$446,991

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Loss and loss adjustment expense reserves	$195,914	$138,089
Unearned premium reserves	110,340	88,280
Reinsurance payable	13,305	10,628
Due to brokers for unsettled trades	—	2,216
Current income taxes payable	769	—
Accrued expenses and other liabilities	6,413	8,255

Total liabilities	326,741	247,468
Series A Preferred Stock; $0.10 par value; (Redeemable at $20.00 per share); authorized 500,000 shares; issued and outstanding 0 shares at June 30, 2006 and 105,300 shares at December 31, 2005. Aggregate liquidation preference of $0 at June 30, 2006 and $2,106 at December 31, 2005	—	2,106
Stockholders’ equity:
Common stock; $0.01 par value; authorized 50,000,000 shares; issued and outstanding 17,042,596 shares at June 30, 2006 and 8,105,625 shares at December 31, 2005	170	81
Additional paid-in capital	201,997	195,950
Retained earnings	3,748	1,425
Accumulated other comprehensive income (loss)	(2,775)	(39)

Total stockholders’ equity	203,140	197,417

Total liabilities and stockholders’ equity	$529,881	$446,991

See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned	$31,954	$19,945	$59,258	$38,689
Net investment income	3,763	931	7,123	1,563
Net realized investment gains (losses)	(3)	—	(13)	(60)

Total revenues	35,714	20,876	66,368	40,192

Costs and expenses:
Losses and loss adjustment expenses	21,767	13,733	41,031	26,845
Commissions and brokerage expenses.	3,356	2,283	5,988	4,374
Other underwriting, acquisition and operating expenses	5,633	3,599	10,112	6,631
Other expenses	119	297	278	654

Total costs and expenses	30,875	19,912	57,409	38,504

Earnings before income taxes	4,839	964	8,959	1,688

Income tax expense	1,462	326	2,794	626

Net earnings	$3,377	$638	$6,165	$1,062

Basic earnings per share
Net earnings per share	$0.13	$0.10	$1.04	$0.16

Weighted average shares outstanding	7,094,352	6,600,000	3,547,176	6,600,000

Diluted earnings per share:
Net earnings per share	$0.10	$0.08	$0.37	$0.13

Weighted average shares outstanding	8,719,928	8,119,224	16,535,853	8,133,049

See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2006 and 2005
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows provided by (used for) operating activities:
Net earnings	$6,165	$1,062
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred insurance acquisition costs	(7,216)	(5,131)
Amortization of insurance acquisition costs	5,156	5,672
Deferred income taxes	(1,590)	(1,412)
Depreciation	279	180
Net realized investment (gains) losses	13	60
Amortization of investment discounts and premiums	(2,158)	(260)
Stock-based compensation expense	187	—
Change in:
Premiums receivable	(1,842)	(1,665)
Reinsurance recoverable on paid and unpaid losses	(20,865)	(20,000)
Ceded unearned reinsurance premiums	(8,104)	(10,130)
Current income taxes payable/receivable	1,052	(1,197)
Other assets	(1,724)	(27)
Loss and loss adjustment expense reserves	57,825	46,024
Unearned premium reserves	22,060	12,800
Reinsurance payable	2,677	4,387
Accrued expenses and other liabilities	(1,842)	(56)

Net cash provided by (used for) operating activities	50,073	30,307
Cash flows provided by (used for) investing activities:
Proceeds from sales of available-for-sale securities	7,823	4,848
Proceeds from sales of short-term investments	300,191	189,618
Maturities of available-for-sale securities	3,953	88
Due to brokers for unsettled trades	(2,216)	—
Purchases of available-for-sale securities	(151,551)	(15,268)
Purchases of short-term investments	(195,568)	(209,127)
Purchases of fixed assets	(339)	(842)
Acquisition of insurance company, net of cash acquired	(214)	(25,575)

Net cash provided by (used for) investing activities	(37,921)	(56,258)
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	96,000	—
Issuance costs	(9,712)	—
Redemption of Series A Preferred Stock	(2,297)	—
Redemption of Series C Preferred Stock	(2,465)	—
Redemption of Series B Convertible Preferred Stock	(81,526)	—
Proceeds from capital contribution	—	25,240

Net cash provided by (used for) financing activities	—	25,240
Net increase (decrease) in cash	12,152	(711)
Cash, beginning of period	10,255	5,032

Cash, end of period	$22,407	$4,321

Supplemental disclosures of cash flow information:
Cash paid for federal and state income taxes	$3,332	$3,241
See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(1) Organization and Basis of Presentation
(a) Organization
     Darwin Professional Underwriters, Inc. (DPUI) was formed in March 2003 as an underwriting manager for certain insurance company subsidiaries of Alleghany Corporation (Alleghany), a publicly traded company, pending the establishment or acquisition of separate insurance companies for the DPUI business. Effective June 1, 2003, DPUI entered into underwriting management agreements with three wholly-owned subsidiaries of Alleghany, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, and Platte River Insurance Company (collectively, the Capitol Companies), to underwrite and administer specialty liability insurance business. DPUI’s specialty liability insurance business consists of directors and officers liability (D&O), errors and omissions liability (E&O) and medical malpractice liability insurance.
     DPUI, located in Farmington, Connecticut, is a majority-owned publicly-traded insurance underwriting subsidiary of Alleghany Insurance Holdings, LLC (AIHL), which is a wholly-owned subsidiary of Alleghany. On May 19, 2006, DPUI had its initial public offering of its common shares (see Note 8). A minority interest in DPUI is owned by certain key employees of DPUI.
     On February 3, 2004, Darwin Group, Inc. (Darwin Group), a wholly-owned subsidiary of AIHL, was formed as an insurance holding company for the purpose of acquiring Darwin National Assurance Company (DNA). DNA was acquired on May 3, 2004 as a wholly-owned subsidiary of Darwin Group. As of July 31, 2006, DNA is licensed to write property and casualty insurance on an admitted basis in 48 jurisdictions (including the District of Columbia) and is eligible to operate on an excess and surplus lines basis in one additional state (Arkansas). On May 2, 2005, DNA acquired Darwin Select Insurance Company (Darwin Select), as a wholly-owned insurance company subsidiary. As of July 31, 2006, Darwin Select is licensed to write property and casualty insurance on an admitted basis in Arkansas (its state of domicile) and is eligible to operate on an excess and surplus lines basis in 44 additional states. Effective as of January 1, 2006, Darwin Group was contributed by Alleghany to DPUI (see Note 1(b)).
     The Capitol Companies are wholly-owned subsidiaries of AIHL and operate in 50 states and the District of Columbia. In addition to the business produced by DPUI and issued on policies of the Capitol Companies, the Capitol Companies have significant independent operations that are not included in these condensed consolidated financial statements. Alleghany acquired ownership of the Capitol Companies in January 2002. Prior to the formation of DPUI as an underwriting manager to underwrite professional liability coverages for the Capitol Companies in the directors and officers (D&O), errors and omissions (E&0) and medical malpractice lines, neither the Capitol Companies nor Alleghany wrote any of these lines of business.
     DNA, Darwin Select and the Capitol Companies (in respect of the business produced by DPUI and issued on polices of the Capitol Companies) receive underwriting, claims, management, and administrative services from DPUI.
     DPUI’s products are marketed through independent producers located throughout the United States.
(b) Reorganization
     Effective October 1, 2005, Darwin Group, through its subsidiary DNA, entered into a series of reinsurance and commutation agreements with the Capitol Companies. Overall, these reinsurance agreements had the effect of transferring to DNA all of the in-force business produced by DPUI and issued on policies of the Capitol Companies, along with the corresponding financial statement effects of these policies. In addition, in November 2005, Alleghany made a capital contribution of $135,000 to Darwin Group, which subsequently contributed this capital to DNA.
     Effective January 1, 2006, DPUI became the parent of Darwin Group and its subsidiaries, DNA and Darwin Select and, in connection therewith, DPUI issued to AIHL shares of Series B Convertible Preferred Stock with an aggregate liquidation preference of $197,178, equal to the book value of Darwin Group on December 31, 2005, in exchange for all of the outstanding common stock of Darwin Group held by AIHL. In addition, AIHL exchanged its 6,600,000 shares of common stock of DPUI, representing 80% of the issued and outstanding shares of DPUI, for 9,560 additional shares of Series A

Preferred Stock of DPUI having an additional aggregate liquidation preference of $200, representing 80% of the book value of DPUI on December 31, 2005. As a result of the reorganization, the only shares of common stock outstanding as of January 1, 2006 were unvested restricted shares.
     The condensed consolidated financial statements give retroactive effect to both the transfer of the in-force business to Darwin Group from the Capitol Companies and the contribution of Darwin Group to DPUI as transactions between entities under common control, accounted for as a pooling of interests. This results in a presentation that reflects the actual business produced and managed by DPUI, regardless of the originating insurance carrier, with all periods presented as if DPUI and Darwin Group, including the transferred in-force business, had always been combined.
     Collectively these operations are referred to as “Darwin” or the “Company.”
(c) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Darwin have been prepared in accordance with U.S. generally accepted accounting principles and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and the elimination of intercompany transactions and balances) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. The financial information included in the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the fiscal year ended December 31, 2005 included in Darwin’s registration statement (Form S-1), as amended. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     On May 3, 2006, the Company’s Board of Directors approved a 33-for-two stock split of the Company’s shares of common stock, to be effected on the effective date of the Company’s filing of a registration statement on Form S-1 in connection with its initial public offering, which occurred on May 19, 2006. In addition, the par value of the common stock has been adjusted to $0.01 per common share from $0.10 per common share. The resulting increase in common stock was offset by a decrease in additional paid-in capital.
     All common stock and per share data included in these condensed consolidated financial statements, and the exchange ratios for the Series B Convertible Preferred Stock, have been retroactively adjusted to reflect the 33-for-two stock split and the change in par value for all periods presented.
(2) New Accounting Standards
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature of coverage within a contract. SOP 05-1 is effective for Darwin in fiscal year 2007, with earlier adoption encouraged. The Company has evaluated the effect of SOP 05-1 and does not expect the impact to have a significant effect on the operations or financial condition of Darwin.
     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that this statement will have a material impact on its results of operations and financial condition.

     In July 2006 FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of this Interpretation in the first quarter of 2007, and does not anticipate that it will have any material impact on its results of operations and financial condition.
(3) Share-Based Compensation
     The Company has four share-based payment plans for employees and non-employee directors: the 2003 Restricted Stock Plan (as amended November 2005), the 2006 Stock Incentive Plan, the 2006 Employees’ Restricted Stock Plan and the 2006 Stock and Unit Plan for Nonemployee Directors (Directors Plan), which are described below.
     In December 2004, FASB issued SFAS 123(R), Share-Based Payment (as amended) (SFAS No. 123(R)). SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement method in accounting generally for all share-based payment transactions with employees.
     On January 1, 2006, the Company adopted SFAS No. 123(R) using a modified prospective method. Under this application, Darwin is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company did not recognize any share-based compensation expense as a result of the adoption of SFAS No. 123(R) for periods prior to January 1, 2006.
     Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the 2003 Restricted Stock Plan. Prior to January 1, 2006, the Company’s share-based grants were restricted shares under the 2003 Restricted Stock Plan that had a nominal fair value at the date of grant. Darwin did not have any stock option or other share-based awards prior to January 1, 2006.
     As a result of adopting SFAS No. 123(R) and the granting of shares under the plans at the time of the initial public offering on May 19, 2006, the Company recorded for the three months and six months ended June 30, 2006 total share-based compensation expense of $187. During the same periods, a deferred tax benefit of $75 related to the stock-based compensation expense was recorded. DPUI did not incur any stock-based compensation expense for the three and six months ended June 30, 2005.
(a) 2003 Restricted Stock Plan
     The 2003 Restricted Stock Plan was adopted in July 2003 and was amended and restated in November 2005. The plan provides a means to attract, retain and motivate key employees with the granting of restricted stock. A maximum of 1,650,000 shares of common stock are reserved for issuance under the 2003 Restricted Stock Plan. The terms for awards of 1,546,875 restricted shares provide for vesting over a four-year period from the date of grant, with 50% of the restricted shares vesting on the third anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the fourth anniversary of the date of grant. The terms for awards of the remaining 103,125 restricted shares provide for vesting over a three year period from the date of grant, with 50% of the restricted shares vesting on the second anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the third anniversary of the date of grant.
     As of December 31, 2005, 1,505,625 restricted shares were issued and outstanding under this plan, none of which had vested. The total fair value of the shares when granted in 2003 was $9, which was equal to the par value of the shares at the date of grant. On May 19, 2006, the remaining 144,375 restricted shares were granted at a fair value of $16.00 per share, the initial public offering price per share of the Company’s common stock. In connection with the granting of these restricted shares, certain of the recipients received an additional cash payment calculated as a tax equalization payment (“tax gross up”). This tax gross up was paid to provide the recipients with a reduction in total tax expenses incurred or to be incurred in connection with the restricted share awards. The total amount of the tax gross up of $450 was expensed in May 2006, the period it was incurred and paid. The stock compensation expense for the restricted shares is based on the fair value when granted and is recognized ratably over the vesting period. For both the three months and six months ended June 30, 2006, the Company’s stock-based compensation expense for the 2003 Restricted Stock Plan was $82. There was no forfeiture or vesting of shares during the three or six months ending June 30, 2006. As of June 30, 2006, 1,650,000 restricted shares were outstanding under the plan with 752,813 shares scheduled to vest in 2006, 804,375 shares scheduled to vest in 2007, 72,187 shares scheduled to vest in 2008 and 20,625 shares scheduled to vest in 2009.
(b) 2006 Stock Incentive Plan
     The 2006 Stock Incentive Plan permits the Company to award a broad range of equity-based incentive compensation to key employees, including the types commonly known as restricted stock, stock options, stock appreciation rights and performance units, as well as any other types of equity-based incentive compensation awards. Under the terms of the plan, the exercise price of options and stock appreciation rights cannot be less than the fair market value of the common stock at the time of grant, and the term of options, stock appreciation rights and other awards under the 2006 Stock Incentive Plan can not exceed ten years. In addition, the plan permits the award of cash payments as a part of, or in addition to, an equity-based award. A maximum of 850,000 shares of common stock may be issued to participants under the plan, and awards of, or based upon, up to a maximum of 127,500 shares of common stock may be granted to any individual participant in any calendar year, in each case subject to anti-dilution and other adjustments in the case of certain events specified in the plan. The 2006 Stock Incentive Plan was adopted by the board of directors on May 17, 2006 and is subject to approval of the stockholders at the first annual meeting of shareholders following the initial public offering. If the shareholders do not approve the 2006 Stock Incentive Plan, the plan will terminate and all awards theretofore granted will be cancelled.
     At the time of its initial public offering, the Company granted, under the terms of the 2006 Stock Incentive Plan, non-qualified stock options to purchase 170,060 shares of common stock to certain key employees at a price of $16.00 per share, the initial public offering price. The options are exercisable for ten years from the date of grant and vest at an annual rate of 25% on each anniversary of the grant date, provided that the option holder is still employed by DPUI.
     The fair value of the option grant was estimated at $6.64 per share on the date of the grant using the Black-Scholes option pricing model. The expected term is based on the vesting period “simplified” method or 6.25 years. The stock price volatility for the award was 30.4%, an estimate based on the average stock price volatility data for the expected term for similar property and casualty companies. The risk-free interest rate assumption is based on the 6.25 year U.S. Treasury for the expected term, which was 5.18%. The Company does not anticipate paying dividends for any of the years. The compensation expense is based on the fair value at grant and is recognized on a straight line basis over the vesting period. The Company’s compensation expense for the options was $32 for both the three months and six months ended June 30, 2006. There was no forfeiture or exercised shares. As of June 30, 2006, 170,060 options were outstanding and not vested.
(c) 2006 Employees’ Restricted Stock Plan
     The 2006 Employees’ Restricted Stock Plan, was adopted by the Board of Directors on May 17, 2006 to provide an opportunity for all employees of Darwin at the time of the initial public offering to be owners of common stock of Darwin. The Company granted an aggregate of 9,000 restricted shares of common stock under the 2006 Employees’ Restricted Stock Plan to employees who are not executive officers based upon the employee’s length of service with the Company. The restricted shares had a fair value of $16.00 per share, the initial public offering price. No additional awards will be made under the 2006 Employees’ Restricted Stock Plan. Under the terms of the 2006 Employees’ Restricted Stock Plan, each grant of restricted stock will be forfeited if the employee’s employment with the Company is terminated before the third anniversary of the date of grant for any reason other than death or disability, and during that period, the restricted shares may not be sold, assigned, pledged or transferred to any person. The related stock based compensation expense is based on the fair value of the restricted shares when granted and is recognized ratably over the three year vesting period. For both the three months and six months ended June 30, 2006, the Company’s stock based compensation expense for the plan was $5. As of June 30, 2006, 9,000 restricted shares were outstanding under the plan.
(d) Directors Plan
     The Directors Plan for non-employee directors (defined as a director who is not either an employee of the Company or an employee of any of our affiliates including Alleghany) is designed to align their interest with the stockholders’ interest through equity-based incentive compensation, including restricted stock and share unit accumulation. The Directors Plan provides for a maximum of 130,000 shares of common stock that may be issued to participants under the plan. As of June 30, 2006, the Company has made two awards to non-employee directors under the plan totaling 29,219 shares.

Initial Public Offering Restricted Stock Grant — In connection with the Company’s initial public offering, each non-employee director received a grant of 2,500 restricted shares of common stock based upon the initial public offering price of $16.00 per share upon the completion of the offering. The restricted stock vests at the time of the Company’s next annual meeting of stockholders and will be forfeited if the non-employee director resigns from the board of directors prior to the first meeting of the board of directors following the anniversary of the date of grant of the restricted common stock. The directors compensation expense is based on the fair value of $16.00 per share and is being recognized on a straight line basis over an estimated twelve month vesting period from the Company’s initial public offering on May 19, 2006. There was no forfeiture or vesting of shares during the six months ending June 30, 2006. The Company’s directors compensation expense for the restricted shares was $23 for both the three months and six months ended June 30, 2006. As of June 30, 2006, 12,500 restricted shares were outstanding under the Directors Plan.
Annual Non-Employee Directors Share Unit Award — Annually, Darwin pays its non-employee directors board and committee fees in connection with their services to the Company. These fee agreements provide that a minimum of 50% of all fees earned by a non-employee director are paid through the issuance of a number of share units which is equal to the number of shares of our common stock that could have been purchased with such fees, based upon the initial public offering price of $16.00 per share, in the case of the first determination of unit shares, and thereafter, based upon the closing price of the shares of common stock on the day after the annual meeting of stockholders. The share units are earned on a pro rata basis over the twelve month period between annual meetings. In addition to the 50% mandatory conversion, each non-employee director may elect to have up to a total of 100% of their fees converted into share units. No shares of common stock are actually purchased in connection with the share units, but the number of the share units is dependent upon the market value of the Company’s shares of common stock. A non-employee director will receive distributions in respect of share units following the expiration of five calendar years following the year in which the fees were originally converted into share units, or following termination of service on the board of directors. On August 9, 2006 the Board of Directors voted to amend the Plan’s distribution provision so that each distribution in respect of share units will be made in shares of the Company’s common stock.
For the 2006-2007 annual fee period, based upon the non-employee director’s share unit awards elections, a total of 16,719 share units were granted. The directors fee expense for the share units is recognized as earned. As of June 30, 2006, 2,786 share units were deemed earned by the directors, resulting in directors fee expense to Darwin of $45 for the three and six month periods.
(4) Investments
     The amortized cost and estimated fair value of fixed maturity securities at June 30, 2006 and December 31, 2005 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2006	Cost	Gains	Losses	Fair Value
Type of investment
U.S. Government bonds	$13,222	$—	$(295)	$12,927
State and municipal bonds	102,227	1	(1,929)	100,299
Mortgage/asset-backed securities	74,427	11	(1,087)	73,351
Corporate bonds and notes	70,402	14	(1,116)	69,300

Total fixed maturity securities	$260,278	$26	$(4,427)	$255,877

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value
Type of investment
U.S. Government bonds	$16,163	$—	$(231)	$15,932
State and municipal bonds	30,686	342	(28)	31,000
Mortgage/asset-backed securities	39,233	70	(99)	39,204
Corporate bonds and notes	34,750	51	(167)	34,634

Total fixed maturity securities	$120,832	$463	$(525)	$120,770

     The amortized cost and estimated fair value of fixed maturity securities at June 30, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
Due in one year or less	$6,484	$6,437
Due after one year through five years.	58,658	57,872
Due after five years through ten years	24,245	23,533
Due after ten years	96,464	94,684
Mortgage/asset-backed securities	74,427	73,351

Total	$260,278	$255,877

     An investment in a fixed maturity security which is available-for-sale is impaired if its fair value falls below its book value, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes its current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery.
     The following table summarizes, for all fixed maturity securities in an unrealized loss position at June 30, 2006, the aggregate fair value, and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Type of investment
U.S. Government bonds	$3,547	$(112)	$9,380	$(183)	$12,927	$(295)
State and municipal bonds	96,232	(1,867)	2,462	(62)	98,694	(1,929)
Mortgage/asset-backed securities	46,610	(907)	5,300	(180)	51,910	(1,087)
Corporate bonds and notes	47,864	(939)	6,318	(177)	54,182	(1,116)

Total fixed maturity securities.	$194,253	$(3,825)	$23,460	$(602)	$217,713	$(4,427)

     The unrealized losses on fixed maturity securities are primarily interest rate related. Each of the fixed maturity securities with an unrealized loss at June 30, 2006 has a fair value that is greater than 94.1% of its amortized cost. Of the 49 securities that have been in an unrealized loss position for longer than 12 months, 21 are U.S. Treasury securities and each of the remaining securities has a fair value that is greater than 94.1% of its amortized cost. None of the fixed maturity securities with unrealized losses have ever missed, or been delinquent on, a scheduled principal or interest payment, and none are rated below investment grade. As of June 30, 2006 and December 31, 2005, no securities are considered to be other-than-temporarily impaired.
(5) Reinsurance
Reinsurance Effect on Operations
     Net premiums written, net premiums earned, and net losses and LAE incurred including reinsurance activity for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Premiums Written:
Direct premiums written	$40,115	$4,185	$81,195	$7,453
Assumed premiums written — Capitol Companies	17,236	32,470	36,040	63,067
Assumed premiums written	713	—	713	—
Ceded premiums written	(21,644)	(15,837)	(44,740)	(29,161)

Net premiums written	$36,420	$20,818	$73,208	$41,359

Net Premiums Earned:
Direct premiums earned	$19,308	$1,999	$31,371	$3,154
Assumed premiums earned — Capitol Companies	31,269	28,352	64,437	54,567
Assumed premiums earned	80	—	80	—
Ceded premiums earned	(18,703)	(10,406)	(36,630)	(19,032)

Net premiums earned	$31,954	$19,945	$59,258	$38,689

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Losses and LAE Incurred:
Direct losses and LAE incurred	$11,366	$7,870	$19,784	$8,684
Assumed losses and LAE incurred — Capitol Companies	19,961	19,900	42,099	38,337
Assumed losses and LAE incurred	53	—	53	—
Ceded losses and LAE incurred	(9,613)	(14,037)	(20,905)	(20,176)

Net losses and LAE incurred	$21,767	$13,733	$41,031	$26,845

     The net premiums written table above presents our gross premiums written on the policies of the Capitol Companies (Assumed premiums written — Capitol Companies) as well as gross premiums written directly and assumed on the policies of DNA and Darwin Select (Direct and assumed premiums written). Since each of our insurance company subsidiaries obtained its own A.M. Best rating of “A- ” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our future business on policies of our insurance company subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. For the three and six month periods ended June 30, 2006, we wrote $17.2 million and $36.0 million, respectively, of gross premiums through our arrangement with the Capitol Companies, representing 29.7% and 30.6%, respectively, of the total gross premiums produced by DPUI.
(6) Loss and Loss Adjustment Expense (LAE) Reserves
     The following table provides a reconciliation of the beginning and ending loss and LAE reserves, net of reinsurance, as shown in the Company’s condensed consolidated financial statements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross reserves balance at beginning of period	$166,486	$66,142	$138,089	$47,207
Less reinsurance recoverables on unpaid losses	(62,522)	(21,710)	(51,260)	(15,572)

Net reserves balance at beginning of period	103,964	44,432	86,829	31,635
Add acquired gross reserves	—	6,693	—	6,693
Less reinsured acquired gross reserves	—	(6,693)	—	(6,693)

Net reserves balance	103,964	44,432	86,829	31,635

Incurred losses and LAE, net of reinsurance, related to:
Current period	22,108	13,733	41,372	26,845
Prior periods	(341)	—	(341)	—

Total incurred	21,767	13,733	41,031	26,845

Paid losses and LAE, net of reinsurance, related to:
Current period	438	283	856	488
Prior periods	1,426	223	3,137	333

Total paid	1,864	506	3,993	821

Net reserves balance at end of period	123,867	57,659	123,867	57,659
Plus reinsurance recoverables on unpaid losses	72,047	35,572	72,047	35,572

Gross reserves balance at end of period	$195,914	$93,231	$195,914	$93,231

     Darwin continually reviews its loss and LAE reserves and the related reinsurance recoverables. Differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed. The actuarial estimates are based on industry claim experience and our own experience and consider current claim trends and premium volume, as well as social and economic conditions. While Darwin has recorded its best estimate of loss and LAE reserves as of June 30, 2006 and 2005, it is possible these estimates may materially change in the future.
     Losses and LAE incurred have increased over the prior years due to the expected losses on the increased premiums earned, offset by actual and anticipated reinsurance recoveries (including a provision for recoveries on incurred but not reported losses) on the expected losses. The increase in gross and net loss and LAE reserves primarily reflects increased net premiums earned for all lines of business and limited paid loss activity for the current and prior accident years. These increases are offset for 2006 by a reduction in prior year losses and LAE incurred of $341 due to net favorable development on loss and LAE reserves recorded for accident year 2003. Loss and LAE emergence on the 2003 accident year has been more favorable than anticipated when the original gross and net loss reserves were established. In addition, gross reserves increased during 2005 due to the acquisition of Darwin Select. At the time of acquisition, Darwin Select had outstanding gross loss and LAE reserves of $6,693, that are 100% reinsured by the seller and are fully collateralized. As of June 30, 2006, $1,540 in gross loss and LAE reserves pertaining to the seller of Darwin Select remained outstanding.
(7) Preferred Stock
     In 2003, in connection with the formation of the Company, DPUI entered into a subscription agreement with AIHL, whereby AIHL agreed to purchase up to 400,000 shares of Series A Preferred Stock of DPUI for total proceeds of $8,000. At December 31, 2005, 105,300 shares of Series A Preferred Stock had been issued. Effective as of January 1, 2006, the 6,600,000 shares of common stock of DPUI held by AIHL were exchanged for 9,560 additional shares of Series A Preferred Stock of DPUI, increasing the total shares of Series A Preferred Stock issued and outstanding to 114,860 with an aggregate liquidation preference of $2,297. The additional number of shares of Series A Preferred Stock issued was determined on the basis of the December 31, 2005 book value of shares of common stock of DPUI held by AIHL. The shares of Series A Preferred Stock were conditionally redeemable for cash and, in accordance with Emerging Issues Task Force (EITF) Abstract D-98: Classification and Measurement of Redeemable Securities (EITF D-98), were classified outside of permanent equity as of December 31, 2005. All outstanding shares of Series A Preferred Stock were redeemed in connection with the initial public offering.
     In connection with the Company’s reorganization as of January 1, 2006, the shares of common stock of Darwin Group held by AIHL were exchanged for 197,178 shares of Series B Convertible Preferred Stock of DPUI (the parent company after the reorganization). The total number of shares of Series B Convertible Preferred Stock issued was determined on the basis of the December 31, 2005 book value of the shares of common stock of Darwin Group held by AIHL.
     On April 1, 2006, the Company declared a dividend of $2,465, calculated at 5.0% of the liquidation preference of the Series B Convertible Preferred Stock, in the form of Series C Preferred Stock to the holders of Series B Preferred Stock.
     In connection with the Company’s initial public offering on May 19, 2006, the net proceeds of $86,288 were utilized to redeem all of the shares of Series A Preferred Stock at the aggregate liquidation preference of $2,297, and all of the shares of Series C Preferred Stock outstanding at the aggregate liquidation preference of $2,465 and to redeem 5,478,904 shares of of the Series B Convertible Preferred Stock at a redemption price per share, on an as-converted basis, equal to the public offering price less underwriting costs. The remaining outstanding shares of the Series B Convertible Preferred Stock were converted into 9,371,096 shares of common stock. With the redemption or conversion of all the shares of Series A Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Stock, no additional dividends are required or payable.
(8) Capital Stock
     On March 10, 2006, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock. The Company’s registration statement was declared effective on May 18, 2006 for the issuance of 5,217,391 shares of common stock at an initial offering price of $16.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 782,609 shares of common stock were issued at the $16.00 initial public offering price. Gross proceeds from the sale of the 6,000,000 shares of common stock were $96,000. Total costs associated with the initial public offering included $6,720 of underwriting costs and $2,992 of offering expenses. Net proceeds from the offering, including the over-allotment option, after deducting underwriting costs and offering expenses were $86,288.
     The net proceeds from the offering were used to redeem all of the shares of Series A Preferred Stock at the aggregate liquidation preference of $2,297 and all of the shares of Series C Convertible Preferred Stock at the aggregate liquidation preference of $2,465. The remaining proceeds of $81,526 were used to redeem a portion of the shares of Series B Convertible Preferred Stock at a redemption price per share, on an as-converted basis, equal to the public offering price less underwriting costs ($14.88 per share) or 5,478,904 shares of common stock on an as-converted basis. The remaining outstanding shares of the Series B Convertible Preferred Stock were converted into 9,371,096 shares of common stock. As a result of the foregoing, the net proceeds of the offering were used to reduce Alleghany’s ownership in the Company to approximately 55.0%.

(9) Earnings per Share
     Net income available for common stockholders used in the three and six months ended June 30, 2006 calculation of basic earnings per share reflects a reduction for $2,465 in dividends declared and paid in Series C Preferred Stock. The dividend has been added back for the six months ended June 30, 2006 calculation of diluted earnings per share.
     The weighted average common shares outstanding for the basic earnings per share reflects no common shares outstanding from January 1, 2006 to May 19, 2006, as all of the shares of common stock outstanding during that period were unvested restricted stock. The weighted average common shares outstanding for basic earnings per share reflects the issuance of 6,000,000 common shares in connection with the Company’s initial public offering and the conversion of the Series B Convertible Preferred Stock to 9,371,096 common shares on May 19, 2006 for the three and six months ended June 30, 2006.
     The diluted earnings per share calculation for the six months ended June 30, 2006 assumes the conversion of the Series B Convertible Preferred Stock into 14,850,000 shares of common stock for the period from January 1, 2006 to May 19, 2006, the date of the Company’s initial public offering, and it reflects the actual shares outstanding, thereafter. The diluted earnings per share calculation for the three and six months ended June 30, 2006 also assumes the dilutive effect of the outstanding restricted stock, options and share units.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings	$3,377	$638	$6,165	$1,062
Less dividend declared and paid on Series B Convertible Preferred Stock	(2,465)	—	(2,465)	—

Net earnings — numerator for basic earnings per share	912	638	3,700	1,062

Add dividend declared and paid on Series B Convertible Preferred Stock	—	—	2,465	—

Net earnings — numerator for diluted earnings per share	$912	$638	$6,165	$1,062

Weighted average common shares outstanding — denominator for basic earnings per share	7,094,352	6,600,000	3,547,176	6,600,000

Effect of dilutive securities:
Series B Convertible Preferred Stock	—	—	11,423,076	—
Restricted stock	1,582,183	1,519,224	1,543,904	1,533,049
Options	42,103	—	20,052	—
Share units	1,290	—	645	—

Weighted average common shares outstanding — denominator for diluted earnings per share	8,719,928	8,119,224	16,535,583	8,133,049

Basic earnings per share	$0.13	$0.10	$1.04	$0.16

Diluted earnings per share	$0.10	$0.08	$0.37	$0.13

     Diluted earnings per share for the three months ended June 30, 2006 increase from $0.10 to $0.20 when the Series B Convertible Preferred Stock weighted average shares of 7,996,154 and the corresponding $2,465 dividend declared and paid to holders of the Series B Convertible Preferred Stock is included in the computation and therefore have been excluded because of its antidilutive nature for this period. The computation of diluted earnings per share for the six months ended June 30, 2006 of $0.37 reflects the Series B Convertible Preferred Stock as it is not antidilutive with respect to that period. As a result, diluted earnings per share of $0.17 and $0.10 for the three months ended March 31, 2006 and June 30, 2006, respectively, do not sum to the diluted earnings per share amount of $0.37 for the six months ended June 30, 2006.

(10) Comprehensive Income
     The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings	$3,377	$638	$6,165	$1,062
Other comprehensive loss:
Unrealized loss on investments, net of taxes	(1,498)	200	(2,745)	(113)
Reclassification adjustment for losses in net earnings, net of taxes	2	—	9	39

Unrealized losses on investments	(1,496)	200	(2,736)	(74)

Total comprehensive income	$1,881	$838	$3,429	$988

(11) Income Taxes
     For the three months ended June 30, 2006, the Company recorded a tax expense of $1,462, or a consolidated tax rate of 30.2%, compared to a tax expense of $326, or a consolidated tax rate of 33.8%, for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company recorded a tax expense of $2,794, or a consolidated tax rate of 31.2%, compared to a tax expense of $626, or a consolidated tax rate of 37.1%, for the six months ended June 30, 2005. The lower consolidated tax rates for the periods in 2006 compared to 2005 were primarily attributable to a reduction in state income taxes and an increase in investment income received on tax-exempt municipal securities.
(12) Related Party Transactions
     In connection with the business produced by DPUI and written on policies of the Capitol Companies, the parties have entered into a management service agreement under which DPUI provides underwriting, management, administration, claims settlement and reinsurance settlement services for the Capitol Companies on this business in exchange for management fees paid by the Capitol Companies to DPUI. The total amount of these fees was $9,726 and $9,845 for the three months ending June 30, 2006 and 2005, respectively, and $20,320 and $17,471 for the six months ending June 30, 2006 and 2005, respectively, which are eliminated in consolidation.
     Darwin’s condensed consolidated statement of operations reflects fees due to the Capitol Companies for the use of policies of the Capitol Companies for the underwriting of its business. These fees were $86 and $72 for the three months ending June 30, 2006 and 2005, respectively, and $180 and $140 for the six months ending June 30, 2006 and 2005, respectively. Effective January 1, 2006, such fees payable are calculated as 0.5% of premiums written in 2006 by Darwin on policies issued by the Capitol Companies and effective January 1, 2007, this fee will increase to 3.0% of premiums written by Darwin on policies issued by the Capitol Companies.
     Certain of Darwin’s expenses, primarily its directors and officers liability insurance and its audit fees, have been paid directly by Alleghany and then reimbursed by Darwin to Alleghany. Darwin reimbursed Alleghany for expenses of $46 and $95 in connection with these charges for the three and six months ended June 30, 2006, respectively and $6 for these charges for both the three and six months ended June 30, 2005.
     Each of the Darwin and Capitol Companies federal tax liability is determined and settled through a consolidated federal tax return with their ultimate parent, Alleghany. Federal tax payments of $2,707 and $2,267 were made by Darwin to Alleghany during the six months ended June 30, 2006 and 2005, respectively.
(13) Long-Term Incentive Plan
     At June 30, 2006 and December 31, 2005, Darwin had recorded liabilities of $2,284 and $2,006, respectively, for the long-term incentive plan. Darwin has not made any payments under the plan.
(14) Segments
     Darwin’s specialty liability insurance operations comprise one business segment. Management organizes the business around the professional specialty liability insurance market and related products. The Chief Operating Decision Maker reviews results and operating plans and makes decisions on resource allocations on a company-wide basis. The Company’s specialty liability insurance business is produced through brokers, agents and program administrators throughout the United States.

     Net premiums earned for the three lines of business is not available as the Company purchases reinsurance that covers parts of more than one line of business, and the Company does not allocate reinsurance costs to each line of business. In addition, as reinsurance costs and structure vary by treaty and the underlying risks and limit profiles of the various products differ, a pro rata allocation of reinsurance across each line of business would not be representative of the actual cost of reinsurance for the line of business. As a result, the net premiums written and earned may not be proportional to the gross premiums written and earned. The following table presents the Company’s three specialty liability products’ gross premiums written and earned for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross premiums written:
Directors and officers	$12,006	$8,509	$20,212	$14,776
Errors and omissions	24,484	13,816	55,324	26,260
Medical malpractice liability	21,574	14,329	42,412	29,484

Total	$58,064	$36,654	$117,948	$70,520

Gross premium earned:
Directors and officers	$9,179	$6,845	$17,694	$13,404
Errors and omissions	20,296	10,945	37,862	20,885
Medical malpractice liability	21,181	12,558	40,332	23,431

Total	$50,656	$30,348	$95,888	$57,720

(15) Contingencies
     DPUI is subject to routine legal proceedings in the normal course of operating our business. The Company is not involved in any legal proceeding which could reasonably be expected to have a material adverse effect on its business, results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes included herein. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited December 31, 2005 Consolidated Financial Statements and Notes thereto as presented in our previous filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 (Reg. No. 333-132355) as amended dated May 18, 2006, for an expanded company history, a detailed discussion of risk factors that may affect our business and other additional information.
Note on Forward Looking Statements
     Some statements in this Report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than historical information or statements of current condition contained in this Report, including statements regarding our future financial performance, our business strategy and expected developments in the commercial insurance market, are forward-looking statements. The words “expect,” “intend,” “plan,” “believe,” “project,” “may,” “estimate,” “continue,” “anticipate,” “will,” and similar expressions of a future or forward-looking nature identify forward-looking statements. We have based these forward-looking statements on management’s current expectations. Such statements are subject to a number of risks, uncertainties and other factors that may cause actual events or results to differ materially from those expressed or implied by any of these statements.
     Factors that could cause actual events or results to differ materially from our forward-looking statements include, but are not limited to, the following: global economic conditions which could affect the market for specialty liability insurance generally as well as alter the intensity of competition within our markets; changes in the laws, rules and regulations which apply to our insurance companies and which affect how they do business; effects of newly-emerging claim and coverage issues on our insurance businesses, including adverse judicial decisions or regulatory rulings; unexpected loss of key personnel or higher-than-anticipated turnover within our staff; effects of rating agency policies and practices which could impact our insurance companies’ claims paying and financial strength ratings; market developments affecting the availability and/or the cost of reinsurance, including changes in the recoverability of reinsurance receivables; impact on financial results of actual claims levels’ exceeding our loss reserves, or changes in what level of loss reserves is estimated to be necessary; impact of industry changes required as a result of insurance industry investigations by state and federal authorities; developments within the securities markets which affect the price or yield on investment securities we purchase and hold in our investment portfolio; our inability for any reason to execute announced and/or future strategic initiatives as planned; and other factors identified in filings with the SEC, including the risk factors set forth in our Registration Statement on Form S-1, as amended, dated May 18, 2006.
     These statements should not be regarded as a representation by us or any other person that any anticipated event, future plan or other expectation described or discussed in this Report will be achieved. We undertake no obligation to update publicly or review for any reason any forward-looking statement after the date of this Report or to conform these statements to actual results or changes in our expectations. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.
Our History
     DPUI was originally formed by Stephen Sills, our President and Chief Executive Officer, and Alleghany in March 2003 as an underwriting manager to underwrite professional liability coverages in the D&O, E&O and medical malpractice liability lines for three insurance companies that are wholly-owned subsidiaries of Alleghany: Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation and Platte River Insurance Company (which we refer to, collectively, as the “Capitol Companies”). DPUI also writes the same professional liability coverages on its two wholly-owned carriers Darwin National Assurance Company (DNA) and Darwin Select Insurance Company (Darwin Select). Since inception, we have had full responsibility for managing the business produced by DPUI and issued on policies of the Capitol Companies, including responsibility for obtaining reinsurance on such business and responsibility for administering claims. Whenever we refer to business generated, written or produced by Darwin, we include business produced by DPUI and written on policies of the Capitol Companies (whether before or after the acquisitions of DNA and Darwin Select), all of which policies are now fully reinsured by DNA.

     In February 2004, Alleghany formed Darwin Group, Inc. (“Darwin Group”), a wholly-owned subsidiary of Alleghany, in order to acquire DNA, an admitted insurance company domiciled in Delaware, from Aegis Holding, Inc., a subsidiary of Associated Electric & Gas Insurance Services Limited. At the time of acquisition, DNA (then named U.S. Aegis Insurance Company) was licensed in 40 states. As of July 31, 2006, DNA was licensed in 48 jurisdictions (including the District of Columbia) and was eligible to write on a surplus lines basis in one additional state (Arkansas).
     In May 2005, Darwin Group, through its subsidiary DNA, acquired Darwin Select, a surplus lines insurance company (then named Ulico Indemnity Company) domiciled in Arkansas from Ulico Casualty Company, a subsidiary of ULLICO Inc. As of July 31, 2006, Darwin Select was licensed to write insurance in Arkansas and was eligible to operate on a surplus lines basis in 44 additional states.
Ongoing Arrangements with the Capitol Companies
     As described above, DPUI initially was formed as an underwriting manager for the Capitol Companies. Until DNA and Darwin Select obtained independent ratings of “A-” (Excellent) in November 2005, almost all of the business produced by DPUI was issued on policies of the Capitol Companies. Since DNA and Darwin Select obtained independent ratings from A.M. Best, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our business on policies issued by DNA or Darwin Select, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. These policies are written by the Capitol Companies pursuant to the underwriting management agreements currently in effect and are fully reinsured by DNA.
     For the year ended December 31, 2005, we wrote $142.5 million of gross premiums through our arrangement with the Capitol Companies, representing 85.9% of the total gross premiums underwritten by DPUI. Of this amount, $58.5 million, or 35.3% of the total gross premiums produced by DPUI, relates to business written by the Capitol Companies either because the business is in a jurisdiction where our insurance company subsidiaries are not currently licensed or eligible to write business (approximately $26.4 million) or because certain of our insureds require policies issued by an insurer with an A.M. Best rating of “A” (Excellent) (approximately $32.1 million). By comparison, during the period from January 1, 2006 through June 30, 2006, $81.9 million, or 69.4% of the total gross premiums underwritten by DPUI, was written on policies of our insurance company subsidiaries, and $36.0 million, or 30.6% of such total gross premiums was written on policies of the Capitol Companies. Of this amount, approximately $15.3 million were written in jurisdictions where our insurance company subsidiaries were not licensed or eligible to write business as of the beginning of the most recent quarter and approximately $20.7 million was due to certain of our insureds requiring policies issued by an insurer with an A.M. Best rating of “A” (Excellent).
     We do not expect that our issuance of policies written on the Capitol Companies for the insureds who require an A.M. Best rating of “A” (Excellent) will continue to decline significantly so long as our rating is “A-” (Excellent). To date, most of the insureds in this category are public companies purchasing D&O insurance. The following table indicates the amount of public D&O gross premiums written in each of the periods presented as a percentage of total gross premiums written for such period. Management believes that public D&O is the most rating sensitive class of business that we write and, accordingly, that it provides the best available indicator of our level of rating sensitive business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gross Premiums Written	2006	2005	2006	2005
	(Dollars in millions)
Public D&O	$10.0	$7.3	$16.3	$12.3
Total Gross Premiums Written	$58.1	$36.7	$117.9	$70.5
Percentage of Total Represented by Public D&O	17.2%	19.9%	13.8%	17.4%
     While our public D&O writings have declined as a percentage of our total writings, public D&O writings have generally increased in absolute terms as our business has grown. We believe these trends are likely to continue.
     We do expect that our issuance of policies written on the Capitol Companies in jurisdictions where our insurance companies are not currently licensed or eligible to write business will decrease as we obtain required licenses or approvals in the various jurisdictions. The following table shows the actual or anticipated filing month of our applications in these jurisdictions by insurance company subsidiary and state as of July 31, 2006:
DNA

Actual or
Anticipated
Application
State	Filing Month
California	August 2006
Wyoming	June 2006
Darwin Select

Actual or
Anticipated
Application
State	Filing Month
Florida	May 2006
Louisiana	August 2006
Minnesota	May 2006
New Hampshire	April 2006
New Mexico	June 2006
New York	April 2006
     The timing of the approval of these applications is within the discretion of the various state insurance authorities, and we can provide no assurance as to when, or if, these approvals will be obtained.
     Darwin and the Capitol Companies have received regulatory approval from the insurance departments of the relevant states for certain changes to the fee arrangements between Darwin and the Capitol Companies that were agreed to in connection with the Reorganization. The fees charged to Darwin for the issuance of Capitol Companies’ policies in respect of business produced by DPUI are 0.5% of gross premiums written on policies of the Capitol Companies in 2006, and 3.0% thereafter. In addition, under the new fee arrangements, Darwin is required to reimburse the Capitol Companies for direct expenses that they incur in connection with the issuance of such policies, such as premium taxes and guaranty association assessments. Pursuant to the fee arrangements, Darwin incurred fees to the Capitol Companies of $0.2 million in the first six months of 2006, and reimbursed the Capitol Companies an additional $0.3 million for direct expenses incurred, in connection with the business written on policies of the Capitol Companies. If the fees on the business written on policies of the Capitol Companies had been payable at the maximum rate of 3.0% as provided for under the new fee arrangements, the total fees would have been approximately $1.1 million.
     The initial term of the underwriting management agreements between DPUI and the Capitol Companies extends until May 31, 2007 and thereafter renews on an annual basis. However, either party may terminate effective upon an expiration date (whether May 31, 2007 or a subsequent May 31), provided that the terminating party provides 60 days prior notice of termination. In addition, a Capitol Company may terminate at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in DPUI or upon a sale of all or substantially all of the assets of DPUI to a person other than Alleghany or an affiliate of Alleghany. DPUI may terminate its underwriting management agreement with a Capitol Company at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in the subject Capitol Company or upon a sale of all or substantially all of the assets of the subject Capitol Company to any person other than Alleghany or an affiliate of Alleghany.
Our Condensed Consolidated Financial Information
     The accompanying historical condensed consolidated financial statements are presented on a basis that reflects the actual business written by DPUI, regardless of the originating insurance carrier and include the stand-alone operations of DPUI, Darwin Group and its subsidiaries, DNA and Darwin Select, and certain assets, liabilities and results of operations of the Capitol Companies resulting from the business produced by DPUI and issued on policies of the Capitol Companies. All of the business produced by DPUI and issued on policies of the Capitol Companies was assumed by DNA for all periods presented in these financial statements.
     These condensed consolidated financial statements are presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.
Critical Accounting Estimates
     Loss and Loss Adjustment Expense (LAE) Reserves. Darwin establishes reserves on its balance sheets for unpaid losses and LAE related to our insurance contracts. The reserves are our estimated ultimate cost for all reported and unreported loss and LAE incurred and unpaid at the balance sheet date.
     The estimate of Darwin’s loss and LAE reserves reflects the types of contracts written by Darwin. Darwin’s insurance contracts are predominantly written on a “claims-made” basis. Claims-made insurance contracts are commonly used in Darwin’s lines of business and provide coverage for claims related to covered events described in the insurance contract that are made against the insured during the term of the contract and reported to the insurer during a period provided for in the contract.
     Darwin has a small number of insurance contracts that are written on an “occurrence” basis. Occurrence basis insurance contracts provide coverage for losses related to covered events described in the insurance contract that occur during the term of the contract, regardless of the date the loss is reported to the insurer.
     For both claims-made and occurrence contracts, a significant amount of time can elapse between the occurrence of an insured event, the reporting of the occurrence to the insurer and the final settlement of the claim (including related settlement costs). Since reporting periods are defined and limited in time under claims-made contracts but are not defined and limited in time under occurrence contracts, the ultimate settlement period for losses incurred under claims-made contracts is generally shorter than under occurrence contracts.
     The major components of our loss and LAE reserves are (1) case reserves and (2) IBNR (“incurred but not reported”) reserves. Both include a provision for LAE. We divide LAE into two types: (1) “allocated” expenses (“ALAE”) are those that arise from defending and settling specific claims, such as the cost of outside defense counsel, and (2) “unallocated” expenses (“ULAE”) are those that do not arise from and cannot be assigned to specific claims, such as the general expense of maintaining an internal claims department.
     Case reserves are liabilities for unpaid losses and ALAE on reported cases. Case reserves are established by claims adjustors as soon as sufficient information has been reported for a reasonable estimate of the expected cost of the claim. The amount of time required for the information to be reported may vary depending on the circumstances of the event that produced the loss. Claim adjustors seek to establish case reserves that are equal to the ultimate payments. The amount of each reserve is based upon an evaluation of the type of claim involved, the circumstances surrounding each claim, the policy provisions relating to the loss, the level of insured deductibles, retentions or co-insurance provisions within the contract and other factors relevant to the specific claim. For claims involving litigation, Darwin utilizes outside attorneys with expertise in the area of litigation as monitoring counsel or defense counsel. In addition to relying on his or her own experience and judgment, a claims adjuster will consider monitoring or defense counsel’s estimate of ultimate liability on a claim in the establishment of case reserves. Expenses incurred by the monitoring or defense counsel are included as ALAE reserves. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based upon developments and periodic reviews of cases. Individual case reserves on all claims are reviewed regularly by claims management. Individual case reserves on severe claims are reviewed for adequacy at least quarterly by senior management.

     IBNR is the estimated liability for (1) changes in the values of claims that have been reported to the company but are not yet settled, as well as (2) claims that have occurred but have not yet been reported. Each claim is settled individually based upon its merits, and it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, reserves for unpaid losses and ALAE include significant estimates for “IBNR” reserves.
     Case reserves and IBNR together constitute the reserve for losses and ALAE. An additional ULAE reserve is established on a formula basis as a percentage of premiums earned. In total, these amounts represent management’s best estimate, as of each reserve evaluation date, of ultimate settlement costs based on the assessment of facts and circumstances known at that time.
     Darwin relies on two actuarial methods that employ significant judgments and assumptions to establish loss and LAE reserves recorded on the balance sheet. Darwin’s choice of actuarial methodologies is limited by the fact that, due to Darwin’s relatively short history, its loss and LAE emergence since inception lacks sufficient data to be statistically credible for many methodologies.
     For each line of business, Darwin uses two methodologies. These methodologies are generally accepted actuarial methods for estimating IBNR and are as follows:
     1) The Bornhuetter-Ferguson (“B-F”) methodology. This methodology utilizes:
     a) Darwin’s initial expected loss ratio. Darwin selects this ratio based on historical insurance industry results. “Loss ratio” means the ratio of loss and LAE to premiums earned.
     b) Expected reporting and development patterns for losses and ALAE. We utilize historical insurance industry results for Darwin’s product lines of insurance.
     c) Darwin’s actual reported losses and ALAE.
     The B-F method blends actual reported losses with expected losses based on insurance industry experience.
     2) The Expected Loss Ratio Methodology. This methodology applies the expected loss ratio to premiums earned (which are the portion of property and casualty premiums written that apply to the expired portion of the policy term). Darwin’s selected expected loss ratios under this method are based on historical insurance industry results.
     Darwin believes that both of the methodologies used are well-suited to Darwin’s relatively short history and few reported losses. In determining loss and LAE reserves, we have generally selected the methodology that indicates the higher reserve. The Expected Loss Ratio methodology has generally produced higher reserve estimates. However, as of June 30, 2006, Darwin’s reported losses have reached a level of maturity that has allowed us to introduce an actuarial weighting of the two methodologies. The weighting relies predominantly on the Expected Loss Ratio methodology, but allows the B-F methodology to have a modest impact on our ultimate loss estimates. We expect that weighting of the B-F methodology will increase over time as Darwin’s actual loss history becomes more mature and as the volume of business Darwin writes reaches levels where actuarial projections relying on this data are statistically credible.
     The two methodologies are complimentary. The Expected Loss Ratio methodology directly reflects the historical, and thus potential, impact of high severity losses. The historical loss ratios that form the basis of the Expected Loss Ratio method are directly impacted by large losses (severity) as they reflect composite industry data. By comparison, the historical insurance industry expected reporting and development patterns utilized in the B-F methodology are most predictive as reported losses mature and/or reach a credible volume. As our losses continue to mature, we expect that the B-F methodology will become a more reliable methodology for us, and that the actuarial weighting that we introduced as of June 30, 2006 will utilize it as a more significant predictor of ultimate loss.
     The actuarial weights may be subject to revision as losses are reported and develop toward ultimate values. For example, if all claims reported in an experience year are settled and closed more quickly than expected based upon industry data, the weight applied to the B-F methodology may be adjusted.

     The weight applied to the B-F indication for each experience year is 0% at 12 months of maturity and increases to 100% at 72 months of maturity. For example, losses reported to Darwin during 2004:
•	Are at 12 months of maturity when evaluated on 12/31/04. The B-F indications would receive 0% weighting.

•	Are at 36 months of maturity when evaluated on 12/31/06. The B-F indications would receive 30% weighting.

•	Are at 72 months of maturity when evaluated on 12/31/09. The B-F indication would receive 100% weighting.
     Complimentary weights are applied to the Expected Loss Ratio methodology for each experience year. This is designed to provide both stability (Expected Loss Ratio method) and moderate responsiveness (B-F method) in determining loss and LAE reserves. The impact of the introduction of the actuarial weighting methodology was a reduction in the net loss and LAE reserves of $341, or 0.2% of the total reserves, reflecting favorable loss and LAE emergence for the 2003 accident year.
     Darwin’s loss reserve analysis calculates a point estimate rather than a range of reserve estimates. This is done because a significant portion of Darwin’s loss and LAE reserves relates to lines of business that are driven by severity rather than frequency of claims. High severity lines of business tend to produce a wide range of reserve estimates which limit the usefulness of the range for selecting reserves. We believe that point estimates based on appropriate actuarial methodologies and reasonable assumptions are more actuarially reasonable. The point estimates are recorded in Darwin’s financial statements. Also, we do not discount (recognize the time value of money) in establishing our reserve for losses and LAE.
     Darwin could be exposed to losses resulting from a significant liability event, such as an unexpected adverse court decision that impacts multiple insureds, or the occurrence of an unusually high number of liability losses in one reporting period. Such events could have a material adverse impact on Darwin’s results during such period. In general, liability claims are susceptible to changes in the legal environment, such as changes in laws impacting claims or changes resulting from judicial decisions interpreting insurance contracts. However, it is often difficult to quantify the impact that such changes in the environment might have on Darwin’s reserves. Not all environmental changes are necessarily detrimental to Darwin’s loss ratio and reserves. For example, recent medical malpractice tort reform legislation at the state level could result in mitigation of loss which, if not offset by significant reductions in price levels, would result in improvement in Darwin’s loss and LAE ratio.
     The liabilities that we establish for loss and LAE reserves reflect implicit assumptions regarding economic, legal and insurance variables. These include changes in insurance price levels, the potential effects of future inflation, impacts from law changes and/or judicial decisions, as well as a number of actuarial assumptions that vary across Darwin’s lines of business. This data is analyzed by line of business and report/accident year, as appropriate. Along with claim severity, as discussed above and incorporated through the use of industry loss and LAE ratios, two variables that can have significant impact on actuarial analysis of loss and LAE reserves are recent trends in insurance price levels and claim frequency.
     Regarding changes in price levels, for its renewals in 2005 and the first six months of 2006, Darwin experienced average price decreases of 2.0% and 2.4%, respectively, across its product lines. These decreases follow several years of price increases in lines of business that Darwin writes and we believe that are not unusual during the insurance pricing cycle. Without mitigating factors, such as favorable loss emergence, such reductions in prior price levels could result in a commensurate increase in the expected loss and LAE ratio that is utilized in actuarial methodologies.
     Darwin monitors changes in claim frequency (number of claims). Such changes vary by line of business and can impact the expected loss and LAE ratio. For example, Darwin writes D&O liability insurance for public companies, and securities class action suits have historically generated significant losses in this line.
     The liabilities for loss and LAE reserves include significant judgments, assumptions and estimates made by management relating to the ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded and could be material to the results of Darwin’s operations. The accounting policies used in connection with the establishment of these liabilities are considered to be critical accounting policies.
     Darwin establishes its best estimate for liabilities for loss and LAE reserves. Because of the high level of uncertainty regarding the setting of liabilities for loss and LAE reserves, it is the practice of Darwin to engage, at least annually, an outside actuary to evaluate and opine on the reasonableness of these liabilities. Based on external actuarial opinions as of December 31, 2005 along with our own internal analyses updated through June 30, 2006, management believes that the reserves for loss and LAE reserves established as of June 30, 2006 and December 31, 2005 are adequate and represent the best estimate of Darwin’s liabilities. As of December 31, 2005, our external actuaries have filed unqualified statements of actuarial opinion as to the reasonableness of the reserves of each of DNA and Darwin Select with the insurance departments of their respective states of domicile (Delaware and Arkansas). The statements of actuarial opinion filed by our external actuaries indicate that they may be relied upon only by the specified insurance company and the insurance departments of the various states with which it files annual statutory statements.
     Darwin is unable at this time to determine whether additional loss and LAE reserves, which could have a material impact upon its financial condition, results of operations and cash flows, may be necessary in the future.
     The following tables show the breakdown of our reserves between case reserves, IBNR reserves and ULAE reserves both gross and net of reinsurance:
Gross Loss and LAE Reserves

	At June 30, 2006				At December 31, 2005
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)
Other liability, claims-made	$11,988	$101,044	$4,048	$117,080	$5,213	$76,517	$3,079	$84,809
Other liability, occurrence	—	558	15	573	—	20	1	21
Medical Malpractice Liability, claims-made	9,891	65,715	2,655	78,261	6,699	44,601	1,959	53,259

Total	$21,879	$167,317	$6,718	$195,914	$11,912	$121,138	$5,039	$138,089

Percentage of total gross reserves	11.2%	85.4%	3.4%	100.0%	8.6%	87.7%	3.7%	100.0%

Loss and LAE Reserves, Net of Reinsurance

	At June 30, 2006				At December 31, 2005
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)
Other liability, claims-made	$11,788	$60,999	$4,048	$76,835	$4,997	$48,859	$3,079	$56,935
Other liability, occurrence	—	443	15	458	—	19	1	20
Medical Malpractice Liability, claims-made	9,071	34,848	2,655	46,574	6,452	21,494	1,959	29,905

Total	$20,859	$96,290	$6,718	$123,867	$11,449	$70,372	$5,039	$86,860

Percentage of total net reserves	16.8%	77.7%	5.4%	100.0%	13.2%	81.0%	5.8%	100.0%

     For the B-F and Expected Loss Ratio methodologies that Darwin uses in reserve estimation, important assumptions are related to the insurance industry historical experience that forms the basis for Darwin’s estimates. These assumptions are that (1) the Expected Loss and LAE ratio is a credible estimate of Darwin’s ultimate loss ratio and (2) industry expected reporting and development patterns for losses and ALAE are indicative of the emergence pattern that Darwin will experience.
     The sensitivity of indicated reserves to changes in assumptions is estimated by creating several scenarios and applying Darwin’s actuarial methodologies. The scenarios assume:
(1)	The expected loss and LAE ratio varies by as much as 5 percentage points above and below the value that underlies Darwin’s booked reserves. Both methodologies are sensitive to this assumption.

(2)	Loss development factors change by an average of 5% (varying by line of business and year) from the values underlying Darwin’s reserve calculations. A decrease in loss development means that Darwin’s reported losses are assumed to be closer to ultimate value and thus have less development remaining than insurance industry data would indicate. An increase in loss development means that Darwin’s reported losses and LAE are assumed to have more development remaining before ultimate values are reached than insurance industry data would indicate. The B-F method is sensitive to this assumption.
     These scenarios are well within historical variation for Darwin’s lines of business and we believe they create a reasonable sensitivity test of Darwin’s reserves. Neither of these adjustments is believed to be more likely than the other in the assumptions underlying Darwin’s reserves.

     The tables below present the potential changes in Darwin’s net loss reserves as of June 30, 2006 (assuming no benefit from reinsurance), before and after the effect of tax, that could result based upon changes of the key assumptions underlying our selected loss reserving methodologies:
Pre-Tax

	Change in Loss
	Development/Emergence
	5% Average	No	5% Average
Change in Expected Loss and LAE Ratio	Decrease	Change	Increase
	(Dollars in thousands)
5 percentage point increase	$3,851	$13,105	$20,858
No change	(8,603)	—	7,208
5 percentage point decrease	(21,057)	(13,105)	(6,442)
After-Tax

	Change in Loss
	Development/Emergence
	5% Average	No	5% Average
Change in Expected Loss and LAE Ratio	Decrease	Change	Increase
	(Dollars in thousands)
5 percentage point increase	$2,503	$8,518	$13,558
No change	(5,592)	—	4,685
5 percentage point decrease	(13,687)	(8,518)	(4,187)
     The effect of Darwin’s reinsurance program on the scenarios reflected above would depend on the nature of the loss activity that generated a change in loss development/emergence. Darwin’s reinsurance program is predominantly excess of loss in structure and will respond to the occurrence of individual large losses (severity). If the changes were produced by a large number (frequency) of small losses, the reinsurance would not respond and the scenario results would be unchanged. The results summarized above implicitly make this assumption.
     Darwin’s reinsurance program would be expected to have a significant financial effect in the event that Darwin experienced numerous large losses in a specific year and line of business. In that event, reinsurance would respond and the deviations from the “No Change” scenario could be mitigated significantly, so that the range of results would be narrowed. However, the occurrence of individual large losses to which reinsurance would respond is difficult to predict, and we therefore present the table anticipating no benefit from reinsurance.
     Darwin continually evaluates the potential for changes, both positive and negative, in its estimates of liabilities and uses the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for loss and LAE reserves established in prior years, such liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information, including revised industry estimates of the results of a particular line of business. Adjustments to previously recorded loss and LAE reserves, both positive and negative, are reflected in Darwin’s financial results in the periods in which such adjustments are made and are referred to as prior year reserve development.
     Reinsurance and Reinsurance Recoverables. Darwin purchases third party treaty reinsurance for substantially all of its lines of business. Treaty reinsurance provides protection over entire classes or lines of business. On a limited basis, Darwin has purchased facultative reinsurance (which is reinsurance obtained on a case-by-case basis for all or part of the insurance with respect to a single risk, exposure, or policy) to provide reinsurance protection on individual risks. Accounting for reinsurance contracts is complex and requires a number of significant judgments and estimates to be made regarding the calculation of amounts payable to reinsurers, amounts recoverable from reinsurers and the ultimate collectibility of those reinsurance recoverables from reinsurers. In addition, significant judgments are required in the determination of the compliance with overall risk transfer provisions that guide the accounting for reinsurance. These judgments and estimates are critical accounting estimates for Darwin.
     Part of our current excess of loss reinsurance program is structured on a variable-rated basis, which enables us to retain a greater portion of premium if our ultimate loss ratio is lower than an initial provisional loss ratio set out in the reinsurance contract. For these contracts our ceded premium incurred on these treaties is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease relationally within a minimum and maximum range for ceded premium and subject to a loss ratio cap for losses recoverable. Until such time as the ceded premium reaches the maximum rate within the terms of the contract, ceded premium paid to the reinsurer will be in excess of the amount of any losses recoverable from reinsurers. After the ceded premium incurred reaches the maximum rate stated in the contract, covered losses incurred within the contract are recoverable from reinsurers up to a loss ratio cap, without any required additional ceded premium payment. The loss ratio caps in these variable rated contracts vary from 225% to 300% of the maximum rate of ceded premium payable within the terms of the contracts. As a result, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of ceded premiums and losses recoverable from reinsurers on these contracts.
     In addition to the variable-rated excess of loss reinsurance, Darwin also purchases fixed-cost excess of loss reinsurance, of which we cede a fixed percentage of premiums to our reinsurers depending upon the policy limits written, and the losses recoverable are determined based upon losses incurred in excess of reinsurance attachment point.
     Reinsurance contracts that do not result in a reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed and that do not provide for the transfer of significant insurance risk generally do not meet the requirements for reinsurance accounting and are accounted for as deposits.
     Darwin performs analyses on its reinsurance contracts to ascertain whether or not they meet the risk transfer provisions of Financial Accounting Standards Board (FASB) Statement No. 113, Accounting for Reinsurance (SFAS No. 113). Evaluating risk transfer involves significant assumptions relating to the amount and timing of expected cash flows, as well as interpretations of underlying contract terms, to determine if contracts meet the conditions established by SFAS No. 113. These tests include a number of subjective judgments. Because of this subjectivity and in the context of evolving practices and application of existing and future standards, we could be required in the future to adjust our accounting treatment of these transactions. This could have a material effect on our financial condition and results of operations. Based upon the analysis performed on our reinsurance contracts, we believe that all of our contracts with third party reinsurers meet the risk transfer provisions of SFAS No. 113, and therefore we do not account for any of our reinsurance contracts as deposits.
     Reinsurance recoverables (including amounts related to claims incurred but not reported) and prepaid reinsurance premiums are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business.
     Ceded unearned premiums (the portion of premiums representing the unexpired portion of the policy term as of a certain date) and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers. Any estimate of unrecoverable amounts from troubled or insolvent reinsurers is charged to earnings at the time of determination that recoverability is in doubt. To date, Darwin has not recorded a charge to earnings for uncollectibility of loss recoverable from reinsurers.
     Investment Valuation. Throughout each year, our external investment manager buys and sells securities to maximize our overall investment returns in accordance with investment policies established and monitored by our board of directors and officers. This includes selling individual securities that have unrealized losses when the investment manager believes future performance can be improved by buying other securities deemed to offer superior long-term return potential.
     Darwin holds its fixed-income securities as available for sale, and as such, these securities are recorded at fair value based on quoted market prices or dealer quotes. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale securities, are excluded from earnings and reflected in other comprehensive income (loss) and the cumulative effect is reported as a separate component of common stockholders’ equity until realized.
     Fixed maturities deemed to have declines in value that are other-than-temporary are written down to carrying values equal to their estimated fair values in the condensed consolidated statement of operations. On a quarterly basis, all securities with an unrealized loss are reviewed to determine whether the decline in the fair value of any investment below cost is other-than-temporary. Considerations relevant to this determination include the persistence and magnitude of the decline of the issuer, issuer-specific financial conditions rather than general market or industry conditions and extraordinary events including negative news releases and rating agency downgrades. Risks and uncertainties are inherent in our assessment methodology for determining whether a decline in value is other-than-temporary. Risks and uncertainties could include, but are not limited to, incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings.
     Impairment losses result in a reduction of the underlying investment’s cost basis. Significant changes in these factors could result in a considerable charge for impairment losses as reported in the condensed consolidated financial statements.

     Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position. Since our formation in March 2003, we have not sold any securities held in our investment portfolio for the purpose of generating cash to pay claims or dividends or to meet any other expense or obligation. Accordingly, we believe that our sale activity supports our ability to continue to hold securities in an unrealized loss position until our cost may be recovered.
     Deferred Taxes. Up until the time of its initial public offering on May 18, 2006, Darwin has filed a consolidated federal income tax return with its ultimate parent, Alleghany. For the periods subsequent to its initial public offering Darwin is required to file its own federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2006, net deferred tax assets of $9.5 million were recorded. At June 30, 2006 gross deferred tax assets were $13.4 million and gross deferred tax liabilities were $3.9 million.
     Darwin regularly assesses the recoverability of its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In addition, management considers whether or not the net operating loss carryforwards generated on a separate return basis can be utilized by Darwin to reduce or eliminate our obligation to pay Alleghany the current federal income tax, generated on a separate return basis, that we are obligated under our tax sharing agreement with Alleghany to pay in respect of our taxable income earned prior to the date of our initial public offering. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible as well as our 2006 taxable income on a separate return basis earned prior to the completion of our initial public offering, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.
     The critical accounting estimates described above should be read in conjunction with Darwin’s other accounting policies as they are described in Note 2 to the December 31, 2005 consolidated financial statements presented in our Registration Statement on Form S-1 as amended. The accounting policies described in Note 2 require Darwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities but do not meet the level of materiality required for a determination that the accounting policy is a critical accounting policy. On an ongoing basis, Darwin evaluates its estimates, including those related to the value of long-lived assets, bad debts, deferred insurance acquisition costs, and contingencies and litigation. Darwin’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Condensed Consolidated Results of Operations
     The following table sets forth our consolidated results of operations and underwriting results. The consolidated results of operations give retroactive effect to our reorganization for all periods presented. See “Our History.” All significant inter-company accounts and transactions have been eliminated.

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Change	June 30,		Change
	2006	2005	2006-2005	2006	2005	2006-2005
Insurance Revenues:
Gross premiums written	$58,064	$36,655	58.4%	$117,948	$70,520	67.3%
Ceded premiums written	(21,644)	(15,837)	36.7%	(44,740)	(29,161)	53.4%

Net premiums written	36,420	20,818	74.9%	73,208	41,359	77.0%
(Increase) decrease in unearned premiums	(4,466)	(873)	411.6%	(13,950)	(2,670)	422.5%

Net premiums earned	31,954	19,945	60.2%	59,258	38,689	53.2%
Net investment income	3,763	931	304.2%	7,123	1,563	355.7%
Realized investment gains (losses)	(3)	—	*	(13)	(60)	*

Total revenues	35,714	20,876	71.1%	66,368	40,192	65.1%

Costs and expenses:
Losses and loss adjustment expenses incurred	21,767	13,733	58.5%	41,031	26,845	52.8%
Commissions and brokerage expenses	3,356	2,283	47.0%	5,988	4,374	36.9%
Other underwriting, acquisition and operating expenses	5,633	3,599	56.5%	10,112	6,631	52.5%
Other expenses	119	297	(59.9)%	278	654	(57.5)%

Total costs and expenses	30,875	19,912	55.1%	57,409	38,504	49.1%

Earnings before income taxes	4,839	964	402.0%	8,959	1,688	430.7%

Income tax expense	1,462	326	348.5%	2,794	626	346.3%

Net earnings	$3,377	$638	429.3%	$6,165	$1,062	480.5%

Underwriting ratios to net premiums earned
Loss ratio(1)	68.1%	68.9%	(0.8)%	69.2%	69.4%	(0.2)%

Commissions and brokerage expense ratio(2)	10.5%	11.4%	(0.9)%	10.1%	11.3%	(1.2)%
Other underwriting, acquisition and operating expenses ratio(3)	17.7%	18.0%	(0.3)%	17.1%	17.1%	0.0%

Total expense ratio(4)	28.2%	29.4%	(1.2)%	27.2%	28.4%	(1.2)%

Combined ratio(5)	96.3%	98.3%	(2.0)%	96.4%	97.8%	(1.4)%

Net premiums written/gross premiums written	62.7%	56.8%	5.9%	62.1%	58.6%	3.5%

Net premiums earned/net premiums written	87.7%	95.8%	(8.1)%	80.9%	93.5%	(12.6)%

*	Denotes not meaningful.

(1)	Loss ratio is calculated by dividing total incurred losses and loss adjustment expenses by net premiums earned.

(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.

(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.

(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.

June 30, 2006 Compared to June 30, 2005
     Net earnings. Darwin reported net earnings of $3.4 million for the quarter ended June 30, 2006 compared to $0.6 million for the quarter ended June 30, 2005 and net earnings of $6.2 million for the six months ended June 30, 2006 compared to $1.1 million for the six months ended June 30, 2005. The increase in net earnings is due primarily to significant increases in net premiums earned (which is the portion of net premiums written that is recognized for accounting purposes as income during a period) and net investment income partially offset by an increase in total costs and expenses in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005. Darwin reported a combined ratio of 96.3% in the second quarter of 2006 compared with a combined ratio of 98.3% in the second quarter of 2005 and reported a combined ratio of 96.4% for the six months ended June 30, 2006 compared with a combined ratio of 97.8% for the six months ended June 30, 2005. The improvements in combined ratios primarily reflect an increase in net premiums earned which grew at a faster pace than operating expenses. This resulted in an improvement in the total expense ratio to 28.2% for the quarter ended June 30, 2006 from 29.4% for the quarter ended June 30, 2005 and an improvement in the total expense ratio to 27.2% for the six months ended June 30, 2006 from 28.4% for the six months ended June 30, 2005. Additionally, Darwin recognized approximately $0.8 million in earnings ($0.5 million, net of tax) in the second quarter of 2006, from the adjustment of prior year loss reserves and the corresponding ceded premium, related primarily to the 2003 accident year. Darwin’s net investment income increased to $3.8 million in the second quarter of 2006 as compared to $0.9 million in the second quarter of 2005 and increased to $7.1 million in the first six months of 2006 as compared to $1.6 million in the first six months of 2005 as a result of an increase in average invested assets and an increase in our investment yield.
     Gross premiums written. Gross premiums written were $58.1 million for the quarter ended June 30, 2006, compared to $36.7 million for the quarter ended June 30, 2005, an increase of $21.4 million, or 58.4%. Gross premiums written were $117.9 million for the six months ended June 30, 2006, compared to $70.5 million for the six months ended June 30, 2005, an increase of $47.4 million, or 67.3%. The increase in gross premiums written during the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 reflects significant growth across all of Darwin’s lines of business. Of the $58.1 million of gross premiums written in the second quarter of 2006, approximately $21.6 million was attributable to medical malpractice liability business, $24.5 million was attributable to E&O business and $12.0 million was attributable to D&O business. Of the $117.9 million of gross premiums written in the first six months of 2006, approximately $42.4 million was attributable to medical malpractice liability business, $55.3 million was attributable to E&O business and $20.2 million was attributable to D&O business.
     Our medical malpractice liability premiums increased by $7.2 million to $21.6 million for the quarter ended June 30, 2006, compared to $14.4 million for the quarter ended June 30, 2005. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $13.9 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $7.7 million of medical malpractice liability premiums. Medical malpractice liability premiums increased by $12.9 million to $42.4 million for the six months ended June 30, 2006, compared to $29.5 million for the six months ended June 30, 2005. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $25.0 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $17.4 million of medical malpractice liability premiums. Darwin experienced an average decrease in rate for our medical malpractice liability renewal business in the second quarter of 2006 of approximately 5.7% when compared to the second quarter of 2005, and experienced an average decrease in rate for our medical malpractice liability renewal business in the first six months of 2006 of approximately 1.0% when compared to the first six months of 2005.
     Our E&O gross premiums written increased by $10.7 million to $24.5 million for the quarter ended June 30, 2006, compared to $13.8 million for the quarter ended June 30, 2005 and increased by $29.1 million to $55.3 million for the six months ended June 30, 2006, compared to $26.2 million for the six months ended June 30, 2005. This increase resulted from the writing of new E&O policies for approximately $14.6 million and the renewal of policies for $9.9 million of gross premiums written for the quarter ended June 30, 2006 and the writing of new E&O policies for approximately $33.0 million and the renewal of policies for $22.3 million of gross premiums written for the six months ended June 30, 2006. New business writings were primarily in our managed care, public officials, lawyers and insurance agents E&O classes of business. Darwin experienced a decrease in average rate for our E&O business in the second quarter of 2006 of approximately 3.6% when compared to the second quarter of 2005 and experienced a decrease in average rate for our E&O business in the first six months of 2006 of approximately 5.6% when compared to the first six months of 2005. These decreases in rate were primarily the result of competitive pricing pressures in our lawyers and insurance agents E&O classes of business.
     Our D&O gross premiums written increased by $3.5 million to $12.0 million for the quarter ended June 30, 2006, compared to $8.5 million for the quarter ended June 30, 2005 and increased by $5.4 million to $20.2 million for the six months ended June 30, 2006, compared to $14.8 million for the six months ended June 30, 2005. This increase resulted from the writing of new policies for D&O gross premiums written of approximately $5.9 million for the quarter ended June 30, 2006 and $9.8 million for the six months ended June 30, 2006, primarily for publicly-held companies with market capitalizations of less than $2 billion, and the renewal of policies for $6.1 million of gross premiums written for the quarter ended June 30, 2006 and $10.4 million for the six months ended June 30, 2006. Our average premium rate for D&O business renewed in the second quarter of 2006 increased by 3.7% when compared to the second quarter of 2005 and increased by 1.8% when compared to the first six months of 2005.
     Ceded premiums written. Ceded premiums written were $21.6 million for the quarter ended June 30, 2006, compared to $15.8 million for the quarter ended June 30, 2005, an increase of $5.8 million or 36.7%. Ceded premiums written were $44.8 million for the six months ended June 30, 2006, compared to $29.2 million for the six months ended June 30, 2005, an increase of $15.6 million or 53.4%. The ratio of ceded premiums written to gross premiums written was 37.3% for the quarter ended June 30, 2006 compared to 43.2% for the quarter ended June 30, 2005 and was 37.9% for the six months ended June 30, 2006 compared to 41.4% for the six months ended June 30, 2005. Ceded premiums written were reduced in the quarter by $0.5 million due to the favorable adjustment of 2003 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2003 accident year reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during accident year 2003. The decrease in ceded premiums written as a percentage of gross premiums written was attributable to the adjustment to ceded premiums described above and the growth in classes of business for which Darwin ceded lesser amounts under our reinsurance contracts.
     Net premiums written. Net premiums written were $36.4 million for the quarter ended June 30, 2006, compared to $20.8 million for the quarter ended June 30, 2005, an increase of $15.6 million or 74.9%. Net premiums written were $73.2 million for the six months ended June 30, 2006, compared to $41.4 million for the six months ended June 30, 2005, an increase of $31.8 million or 77.0%. The growth in net premiums written is attributable to the growth in gross premiums written.
     Net premiums earned. Net premiums earned were $31.9 million for the quarter ended June 30, 2006 compared to $19.9 million for the quarter ended June 30, 2005, an increase of $12.0 million or 60.2% and were $59.3 million for the six months ended June 30, 2006 compared to $38.7 million for the six months ended June 30, 2005, an increase of $20.6 million or 53.2%. The increase in net premiums earned is attributable to the growth in net premiums written across all lines of business as described above. The ratio of net premiums earned to net premiums written was 87.7% for the quarter ended June 30, 2006 and 95.8% for the quarter ended June 30, 2005 and was 80.9% for the six months ended June 30, 2006 and 93.5% for the six months ended June 30, 2005. The ratio of net premiums earned to net premiums written decrease for the three and six months ended June 30, 2006 compared the same three and six month period in 2005 was due to the increased growth rate in 2006 of net premiums written.
     Net investment income and realized investment gains (losses). Net investment income increased to $3.8 million for the quarter ended June 30, 2006 compared to $0.9 million for the quarter ended June 30, 2005, an increase of $2.9 million, or 304.2% and net investment income increased to $7.1 million for the six months ended June 30, 2006 compared to $1.6 million for the six months ended June 30, 2005, an increase of $5.5 million, or 355.7%. These increases in net investment income were the result of an increase in average invested assets as of June 30, 2006 compared to as of June 30, 2005. This increase in average invested assets is primarily due to the growth in our business and capital contributions from Alleghany in the amount of $135.0 million during the fourth quarter of 2005. The increase in net investment income was also the result of an increase in our book investment yield. The book investment yield was 4.79% and 3.21% on investments held as of June 30, 2006 and 2005, respectively. The increase in book investment yield was primarily attributable to purchases of longer-term fixed income investments in an interest rate environment where current market yields were higher than existing portfolio yields. Darwin recognized realized losses of $3 thousand in the second quarter of 2006 compared to no realized losses in the second quarter of 2005 and realized losses of $13 thousand in the first six months of 2006 compared to $60 thousand in realized losses in the first six months of 2005.
     Losses and LAE incurred. Losses and LAE incurred were $21.7 million for the quarter ended June 30, 2006 compared to $13.7 million for the quarter ended June 30, 2005, an increase of $8.0 million or 58.5%. Losses and LAE incurred were $41.0 million for the six months ended June 30, 2006 compared to $26.8 million for the six months ended June 30, 2005, an increase of $14.2 million or 52.8%. Losses and LAE incurred increased over the prior year due to the estimated losses on the increased premium volume in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005, offset by actual and anticipated reinsurance recoveries for the losses (including a provision for recoveries on IBNR losses and LAE). The increase in losses and LAE primarily reflects increased net premiums earned across all of our lines of business. Darwin, having commenced operations in 2003, has limited claims experience on which to base its loss and LAE reserves. Darwin’s management and outside actuaries have primarily used industry data related to the lines of business underwritten by Darwin, and to a lesser extent its own claims experience, to estimate ultimate incurred losses and establish loss and LAE reserves. During the second quarter of 2006, Darwin recognized favorable loss development of $0.3 million on the 2003 accident year. As of June 30, 2006, a total of 5 claims remained open on the 2003 accident year and Darwin’s management and internal actuaries concluded that the ultimate direct losses incurred should be reduced by approximately $0.8 million ($0.3 million net of anticipated reinsurance recoveries). Darwin’s loss ratio for the quarter ended June 30, 2006 decreased to 68.1% compared to 68.9% for the quarter ended June 30, 2005. Darwin’s loss ratio for the six months ended June 30, 2006 decreased to 69.2% compared to 69.4% for the six months ended June 30, 2005. The decrease in loss ratio in 2006 compared to 2005 was primarily due to the adjustments totaling $0.8 million ($0.3 million to net losses incurred and $0.5 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 accident year results from 61.7% to 49.6%.
     Commissions and brokerage expenses. Commissions and brokerage expenses were $3.4 million for the quarter ended June 30, 2006 compared to $2.3 million for the quarter ended June 30, 2005, an increase of $1.1 million or 47.0%. Commissions and brokerage expenses were $6.0 million for the six months ended June 30, 2006 compared to $4.4 million for the six months ended June 30, 2005, an increase of $1.6 million or 36.9%. The commissions and brokerage expense ratio to net premiums earned decreased to 10.5% for the quarter ended June 30, 2006 from 11.4% for the quarter ended June 30, 2005 and decreased to 10.1% for the six months ended June 30, 2006 from 11.3% for the six months ended June 30, 2005. The increase in commissions and brokerage expenses is attributable to growth in net premiums earned. The decrease in the commission and brokerage expense ratio is due to the increase in ceding commissions Darwin received from our reinsurers on a portion of our reinsurance program, which partially offset the growth in commissions and brokerage expenses.
     Other underwriting, acquisition and operating expenses. Other underwriting, acquisition and operating expenses were $5.6 million for the quarter ended June 30, 2006 compared to $3.6 million for the quarter ended June 30, 2005, an increase of $2.0 million or 56.5%. Other underwriting, acquisition and operating expenses were $10.1 million for the six months ended June 30, 2006 compared to $6.6 million for the six months ended June 30, 2005, an increase of $3.5 million or 52.5%. The increase is primarily attributable to an increase in personnel costs incurred to support the growth in premiums and to general expenses incurred in connection with the expansion of our business. In addition, Darwin incurred approximately $0.6 million in compensation expense in connection with stock options and restricted shares issued to employees and directors at the time of our initial public offering. The other underwriting, acquisition and operating expense ratio to premiums earned decreased to 17.7% for the quarter ended June 30, 2006 from 18.0% for the quarter ended June 30, 2005. The other underwriting, acquisition and operating expense ratio to premiums earned was 17.1% for both the six months ended June 30, 2006 and June 30, 2005.
     Darwin’s total expense ratio decreased to 28.2% for the quarter ended June 30, 2006 compared to 29.4% for the quarter ended June 30, 2005. Darwin’s total expense ratio decreased to 27.2% for the first six months of June 30, 2006 compared to 28.4% for the six months ended June 30, 2005. The decreases in the total expense ratios are due primarily to the decrease in commissions as a percentage of net premiums earned during the quarter ended and first six months ended June 30, 2006 compared to the quarter ended and first six months of 2005.
     Other expenses. Other expenses incurred were $0.1 million for the quarter ended June 30, 2006 compared to $0.3 million for the quarter ended June 30, 2005, a decrease of $0.2 million or 59.9%. Other expenses incurred were $0.3 million for the first six months ended June 30, 2006 compared to $0.7 million for the six months ended June 30, 2005, a decrease of $0.4 million or 57.5%. These expenses were primarily attributable to Darwin’s long-term incentive plan. The decrease in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 is due to a change in the formula for the calculation of the long-term incentive compensation payable to certain key employees. Effective January 1, 2006, the long-term incentive plan was changed to introduce a net underwriting profitability hurdle rate and imputed investment income was no longer credited to participants.
     Income tax expense. Income tax expense incurred was $1.5 million for the quarter ended June 30, 2006 compared to $0.3 million for the quarter ended June 30, 2005, an increase of $1.2 million. Income tax expense incurred was $2.8 million for the six months ended June 30, 2006 compared to $0.6 million for the six months ended June 30, 2005, an increase of $2.2 million. These increases were due to the increased profitability for the quarter and six months ended June 30, 2006 compared to the quarter and six months ended June 30, 2005, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 30.2% for the quarter ended June 30, 2006 from 33.8% for the quarter ended June 30, 2005. The effective tax rate decreased to 31.2% for the six months ended June 30, 2006 from 37.1% for the six months ended June 30, 2005. The decrease in effective tax rate was attributable primarily to a reduction in state income taxes and an increase in net investment income received on tax-exempt municipal securities.

Liquidity and Capital Resources
DPUI Only
     General. Upon completion of our reorganization on January 1, 2006, DPUI became the ultimate parent of Darwin Group, DNA and Darwin Select. DPUI provides underwriting, claims, management, and administrative services to DNA and Darwin Select in exchange for management fees. The management fees are determined based upon agreements between DPUI and each of DNA and Darwin Select, which have been filed with and approved by the insurance departments responsible for regulatory oversight of each of such insurance companies. These agreements provide for payments to DPUI at a rate equal to 32.0% of gross premiums written on business produced by DPUI and written on the policy of the relevant insurance company or, if lower, in an allocable amount based upon the total operating expense actually incurred by DPUI. Additional payment to DPUI is due upon the achievement of profitability levels that would trigger a payout under our Long-Term Incentive Plan (LTIP).
     Dividends. State insurance laws restrict the ability of our insurance company subsidiaries to declare dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Further, prior approval of the insurance department of its state of domicile is required before either of our insurance company subsidiaries can declare and pay an “extraordinary dividend” to us.
     Since DNA operated at a statutory loss in 2005 and has no earned surplus, no dividend distribution can be paid by DNA to DPUI in 2006.
     Darwin Select has approximately $2.2 million available in 2006 for such dividends to DNA without prior regulatory approval. DNA would not be permitted to dividend this amount to DPUI. Darwin Select did not pay any dividends in 2006 or 2005.
     Credit Agreements. We currently have no debt outstanding and no credit facilities. We are not party to any off-balance sheet arrangements. We believe that Darwin has sufficient liquidity and financial resources to meet its business obligations for the foreseeable future.
Darwin Consolidated Financial Position
     Capital Resources. Total capitalization of stockholders’ equity and preferred stock increased to $203.1 million as of June 30, 2006 from $199.5 million as of December 31, 2005, an increase of $3.6 million or 1.8%. The increase was primarily due to the net income for the six month period ended June 30, 2006 of $6.2 million, less $2.7 million unrealized loss after taxes in fixed securities during the period.
     Capital Transactions. Effective as of January 1, 2006, 197,178 shares of Series B Convertible Preferred Stock with an aggregate liquidation preference of $197.2 million were issued to Alleghany in exchange for all of the outstanding common stock of Darwin Group held by Alleghany. In addition, Alleghany exchanged its 6,600,000 shares of common stock of DPUI for 9,560 additional shares of Series A Preferred Stock having an additional aggregate liquidation preference of $0.2 million.
     On April 1, 2006, the Company declared a dividend of $2.5 million in the form of Series C Preferred Stock to the holders of Series B Preferred Stock.
     On March 10, 2006, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock. The Company’s registration statement was declared effective on May 18, 2006 for the issuance of 5,217,391 shares of common stock at an initial offering price of $16.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 782,609 shares of common stock were issued at the $16.00 per share initial public offering price. Gross proceeds from the sale of the 6,000,000 shares of common stock were $96.0 million. Total costs associated with the initial public offering included $9.7 million of underwriting costs and offering expenses. Net proceeds from the offering, after deducting underwriting costs and offering expenses were $86.3 million.
     The net proceeds from the offering were used to redeem all of the shares of Series A Preferred Stock at the aggregate liquidation preference of $2.3 million and all of the shares of Series C Convertible Preferred Stock with an aggregate liquidation preference of $2.5 million. The remaining proceeds of $81.5 million were used to redeem a portion of the shares of Series B Convertible Preferred Stock at a redemption price per share, on an as-converted basis, equal to the public offering price less underwriting costs ($14.88 per share) or 5,478,904 shares of common stock on an as-converted basis. The remaining outstanding shares of the Series B Convertible Preferred Stock were converted into 9,371,096 shares of common stock. As a result of the foregoing initial public offering, the net proceeds of the offering were used to reduce Alleghany’s ownership in the Company to approximately 55.0%.
     Book Value Per Common Share. As of June 30, 2006, DPUI’s book value per common share was $11.92 per share and the tangible book value per common share was $11.49 per share.
     Cash Flows. We have three primary types of cash flows: (1) cash flows from operating activities, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) cash flows from investing activities related to the purchase, sale and maturity of investments, and (3) cash flows from financing activities that impact our capital structure, such as capital contributions, changes in paid-in capital and shares outstanding.
     For the six months ended June 30, 2006, there was a net increase in cash of $12.2 million as the Company generated approximately $50.1 million in cash flow from operations and transferred $36.5 million from the operation cash accounts into short-tern investments and fixed maturity securities. The remaining $1.4 million of cash used for investing activities was primarily due to the change in amounts due brokers for unsettled trades and the purchase of fixed assets. Cash flow from operating activities increased in the first six months of 2006 compared to the first six months of 2005, due primarily to an increase in premium volume and limited paid loss activity on current and prior accident years. Cash flows used in investing activities decreased in the first six months of 2006 as compared to the first six months of 2005 primarily due to the fact that in 2006 a greater amount of cash flows generated from operations were invested in our investment portfolio, while 2005 included the purchase of Darwin Select. Cash flows from financing activities decreased during the first six months of 2006 to $0.0 million compared to $25.2 million for the first six months of 2005. Darwin received a capital contribution of $25.2 million from its parent company Alleghany Corporation in the first six months of 2005 for the purpose of acquiring Darwin Select. The following table summarizes these cash flows for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities	$50,073	$30,307
Cash flows used in investing activities.	(37,921)	(56,258)
Cash flows from financing activities	—	25,240

Net increase (decrease) in cash	$12,152	$(711)

     At June 30, 2006, we had cash, short-term investments and other investments of $337.8 million including cash, short-term investments and fixed maturities due within one year of approximately $6.4 million and fixed maturities of $57.9 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represent 2.5% of Darwin’s total investment portfolio and cash balances at June 30, 2006. At December 31, 2005, we had cash, short-term investments and other investments of $360.3 million. Included in our portfolio were cash, short-term investments and fixed maturities due within one year of approximately $110.7 million and fixed maturities of $57.9 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represented 64.4% of Darwin’s total investment portfolio and cash balances at December 31, 2005. This amount was a significant portion of our total portfolio at December 31, 2005 due to the timing of funds received in the fourth quarter of 2005. These funds included a capital contribution from Alleghany of $135 million and the receipt of net cash of $84.1 million from the Capitol Companies in exchange for DNA’s assumption of responsibility for the insurance business produced by DPUI and written on policies of the Capitol Companies. In accordance with our investment guidelines, our external investment manager has purchased longer-duration fixed maturities with these funds. We believe that cash generated by operations and cash generated by investments will provide sufficient sources of liquidity to meet our anticipated needs over the foreseeable future.

     Contractual Obligations. We have certain obligations to make future payments under contracts and commitments. At June 30, 2006, certain long-term aggregate contractual obligations and commitments were as follows:

			More than	More than
			1 Year but	3 Years but	More than
Contractual Obligations	Total	Within 1 Year	within 3 Years	within 5 Years	5 Years
	(Dollars in thousands)
Operating lease obligations	$3,510	$557	$1,423	$1,469	$61
Other long-term liabilities reflected on consolidated balance sheet under GAAP(1)	2,284	—	1,709	575	—
Loss and LAE reserves	195,914	43,054	99,147	22,451	31,262

Total	$201,708	$43,611	$102,279	$24,495	$31,323

(1)	Other long-term liabilities primarily reflect Darwin’s long-term incentive plan obligations.
     Darwin has obligations to make certain payments for losses and LAE pursuant to insurance policies we issue. These future payments are reflected as reserves on our financial statements. With respect to reserves for losses and LAE, there is typically no minimum contractual commitment associated with insurance contracts and the timing and ultimate amount of actual claims related to these reserves is uncertain. The table above estimates the expected payment pattern of loss and LAE reserves. Given our limited loss experience and operating history, we have utilized industry experience in estimating the these amounts. Our actual future payment experience could differ materially. For additional information regarding reserves for losses and LAE, including information regarding the timing of payments of these expenses, see “Critical Accounting Estimates — Loss and LAE Reserves.”
     Investments. We utilize a third-party investment manager, General Re-New England Asset Management, to manage our investments. We have provided our investment manager with investment guidelines and our board of directors reviews our investment performance and the investment manager’s compliance with our investment guidelines on a quarterly basis. We believe that we have a conservative approach to our investment and capital management strategy with an objective of providing a stable source of income and preserving capital to offset underwriting risk. We maintain an investment portfolio representing funds that have not yet been paid out as claims, as well as the capital we hold for our stockholders. As of June 30, 2006, our investment portfolio had a fair value of $337.8 million, an increase of $32.9 million over the December 31, 2005 investment portfolio fair value of $304.9 million. The increase in invested assets at June 30, 2006 when compared to December 31, 2005 was primarily due to cash flows from operations and the investing of funds received in connection with the fourth quarter 2005 capital contribution received from Alleghany. Invested assets at December 31, 2005 increased by $223.1 million, from $81.8 million at December 31, 2004 primarily due to our capital contributions from Alleghany and the receipt of cash from the Capitol Companies in exchange for our assumption of responsibility for the insurance business produced by DPUI and written on policies of the Capitol Companies. Our investment portfolio consists of fixed maturities and short-term investment securities. We currently do not have any equity securities in our portfolio.
     The following table presents the dollar and percentage distributions for the first half of 2006 and at year end 2005:

	At June 30,		At December 31,
	2006		2005
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Fixed maturity securities:
U.S. Government and government agencies	$12,927	3.8%	$15,932	5.2%
State and municipal	100,299	29.7%	31,000	10.2%
Mortgage/asset-backed securities	73,351	21.7%	39,204	12.8%
Corporate and other	69,300	20.5%	34,634	11.4%

Total fixed maturity securities	255,877	75.7%	120,770	39.6%
Short-term investments	81,940	24.3%	184,088	60.4%

Total investments	$337,817	100.0%	$304,858	100.0%

     The following table presents the book and tax-equivalent yield on all investments for the first half of each of 2006 and 2005:

	For the Six Months Ended June 30,
	2006	2005

Book yield on all investments	4.79%	3.21%

Tax-equivalent yield on all investments	5.36%	3.28%

     The table below compares total returns on our fixed maturity securities to comparable public indices. While there are no directly comparable indices to our portfolio, the Lehman Intermediate Aggregate Bond Index is a widely used industry benchmark. Both our performance and the indices include changes in unrealized gains and losses.

	For the Six Months Ended June 30,
	2006	2005

Total return on fixed maturities	1.14%	1.21%

Lehman intermediate aggregate	(0.13%)	1.86%

     Our fixed-income portfolio is invested in investment grade bonds. The National Association of Insurance Commissioners (NAIC) assigns ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our fixed income portfolio by independent rating agency and comparable NAIC designations as of June 30, 2006, and December 31, 2005:

		June 30, 2006			December 31, 2005
	NAIC	Amortized	Fair	%	Amortized	Fair	%
Rating(1)	Designation	Cost	Value	Total	Cost	Value	Total
(Dollars in thousands)
AAA	1	$172,202	$169,179	66.1%	$82,850	$82,772	68.5%
AA +	1	4,496	4,445	1.7%	2,133	2,159	1.8%
AA	1	16,603	16,354	6.5%	3,906	3,920	3.2%
AA -	1	14,509	14,443	5.6%	6,977	6,996	5.8%
A +	1	17,102	16,916	6.6%	8,804	8,784	7.3%
A	1	16,525	16,130	6.3%	8,316	8,332	6.9%
A -	1	16,593	16,179	6.3%	7,348	7,323	6.1%
BBB+	2	1,750	1,749	0.7%	—	—	0.0%
BBB	2	498	482	0.2%	498	484	0.4%

Total fixed maturity securities		$260,278	$255,877	100.0%	$120,832	$120,770	100.0%

(1)	Ratings are the lowest rating assigned by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., or Moody’s Investors Service. Where not available from either rating agency, ratings are determined by other independent sources.
     The maturity distribution of fixed maturity securities held as of June 30, 2006 and December 31, 2005 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30,		At December 31,
	2006		2005
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Due in one year or less	$6,438	2.5%	$8,399	7.0%
Due after one year through five years.	57,871	22.6%	36,977	30.6%
Due after five years through ten years	23,533	9.2%	7,713	6.4%
Due after ten years	94,684	37.0%	28,477	23.6%
Mortgage/asset-backed securities	73,351	28.7%	39,204	32.4%

Total fixed maturity securities	$255,877	100.0%	$120,770	100.0%

     As of June 30, 2006, the average option adjusted duration of our fixed-income portfolio was 3.72 years compared to 1.57 years as of December 31, 2005. The increase in our investment duration at June 30, 2006 was due to the investing of the funds from the capital contribution made by Alleghany in the fourth quarter of 2005. The concept of average option adjusted duration takes into consideration the probability of having the various option features associated with many of the fixed-income investments we hold exercised. Fixed maturity securities are frequently issued with call provisions which provide the option of adjusting the maturity of the security at the option of the issuer.

Impairments of Investment Securities
     We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position, and for fixed maturity securities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery.
     An investment in a fixed maturity security which is available for sale is impaired if its fair value falls below its amortized cost, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes a current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery. As of June 30, 2006, Darwin did not own any fixed maturity securities which were considered to be impaired.
     The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2006.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Type of investment
U.S. Government bonds	$3,547	$(112)	$9,380	$(183)	$12,927	$(295)
State and municipal bonds	96,232	(1,867)	2,462	(62)	98,694	(1,929)
Mortgage/asset-backed securities	46,610	(907)	5,300	(180)	51,910	(1,087)
Corporate bonds and notes	47,864	(939)	6,318	(177)	54,182	(1,116)

Total fixed maturity securities	$194,253	$(3,825)	$23,460	$(602)	$217,713	$(4,427)

     The majority of the unrealized losses on fixed maturity securities are interest rate related. Each of the fixed maturity securities with an unrealized loss at June 30, 2006 has a fair value that is greater than 94.1% of its amortized cost. Of the 49 securities that have been in an unrealized loss position for longer than 12 months, 21 are U.S. Treasury securities and each of the remaining securities has a fair value that is greater than 94.1% of its amortized cost. None of the fixed maturity securities with unrealized losses have ever missed, or been delinquent on, a scheduled principal or interest payment, and none are rated below investment grade. Based on management’s review of the factors above, no securities are considered to be other-than-temporarily impaired.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss from adverse changes in market prices that results from factors, such as changes in interest rates, foreign currency exchange rates and commodity prices. The primary risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. Our investment portfolios may contain, from time to time, debt securities with fixed maturities that are exposed to both risk related to adverse changes in interest rates and/or individual credit exposure changes, as well as equity securities which are subject to fluctuations in market value. Darwin has purchased no equity securities to date and holds its debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in Darwin’s accumulated other comprehensive income as a component of stockholders’ equity.
     The table below presents a sensitivity analysis of the debt securities of Darwin that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we measure the potential change of +/— 100, +/— 200, and +/— 300 basis point range of change in interest rates to determine the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2006 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security.

Sensitivity Analysis
At June 30, 2006

Interest Rate Shifts (in basis points)	-300	-200	-100	0	100	200	300
	(Dollars in thousands)
Fixed Maturity Securities
Portfolio value	$286,250	$275,657	$265,626	$255,877	$246,460	$237,556	$229,291
Change	30,373	19,780	9,749	—	(9,417)	(18,321)	(26,586)
% Change	11.9%	7.7%	3.8%	0.0%	(3.7)%	(7.2)%	(10.4)%
     There has been no material change in our market risks from those disclosed in the section captioned “Quantitative and Qualitative Disclosures about Market Risk” within Management’s Discussion and Analysis of Financial Conditions and Results of Operations, as set forth in our Registration Statement on Form S-1, as amended, dated May 18, 2006.
Item 4. Controls and Procedures
     Darwin maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
     In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     We are subject to routine legal proceedings in the normal course of operating our business, including litigation regarding claims. We are not involved in any legal proceeding which we believe could reasonably be expected to have a material adverse effect on our business, results of operations or financial condition. We anticipate that, like other insurers, we will continue to be subject to legal proceedings in the ordinary course of our business.
Item 1a. Risk Factors
     The risk factors affecting the Company and its performance are discussed in our Prospectus, dated May 18, 2006 (Prospectus), filed in connection with our Registration Statement on Form S-1 (Registration No. 333-132355). There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in our Prospectus. However, the risks described in the Prospectus are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have material adverse effects on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 19, 2006, the Company commenced its initial public offering of common stock, par value $0.01 per share, pursuant to the Registration Statement on Form S-1 (Registration No. 333-132355) as originally filed on March 10, 2006 and subsequently amended, and which became effective on May 18, 2006. All shares of common stock offered by the Company as part of its initial public offering, a total of 6,000,000 shares of common stock, which includes those additional shares available to the underwriters for purchase upon exercise of their over-allotment option, were sold. The offering has terminated.

     The 6,000,000 shares of common stock registered in connection with the Company’s initial public offering (which number includes those additional shares purchased by the underwriters upon exercise of their over-allotment option) were offered and sold under the offering at a per share price of $16.00, for gross proceeds to the Company generated by the offering of $96.0 million. Total costs associated with the initial public offering included $6.7 million of underwriting costs and $3.0 million of offering expenses. Net proceeds from the offering, including the over-allotment option, after deducting underwriting discounts, commissions, fees and other offering expenses, were $86.3 million. All of these expenses were incurred on or before May 24, 2006. None of the underwriting discounts, commissions fees or other offering expenses were paid, directly or indirectly, to the Company’s officers, directors or their associates, to persons owning ten percent or more of any class of the Company’s equity securities, or to any of the Company’s affiliates. The co-managing underwriters in the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC.
     The net proceeds from the offering were used to redeem all of the then-outstanding shares of Series A Preferred Stock at the aggregate liquidation preference of $2.3 million and all then-outstanding shares of the Series C Convertible Preferred Stock with an aggregate liquidation preference of $2.5 million. The remaining proceeds of $81.5 million were used to redeem a portion of the outstanding Series B Convertible Preferred Stock at a redemption price per share, on an as-converted basis, equal to the public offering price less underwriting costs. All such payments were made to Alleghany, the sole owner of the then-outstanding shares of Series A Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Stock. The remaining outstanding shares of the Series B Convertible Preferred Stock were converted into 9,371,096 shares of common stock. As a result of the foregoing, the net proceeds of the offering were used to reduce Alleghany’s ownership in the Company to approximately 55.0%.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     (a) On May 24, 2006, Darwin filed its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. Also, on May 24, 2006, we announced the closing of the previously announced initial public offering of 6,000,000 shares of common stock at $16.00 per share. See Item 2. above.
     (b) Darwin’s Bylaws provide that nominations of persons for election to the Board of Directors and proposals of business to be transacted by stockholders may be made by any person who was a Darwin stockholder entitled to vote at a stockholders meeting at the time that the notice for an annual meeting of stockholders is provided in accordance with the Bylaws. For nominations and proposals to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice in writing to the Darwin Secretary. Also, any stockholder proposal must be proper subject matter for a stockholder vote under the General Corporation Law of Delaware. If the stockholder solicits proxies in support of such proposal or nomination, the stockholder must have indicated the intention to do so by notice to the Darwin Secretary not later than 90 days prior to the first anniversary date of the prior year’s annual meeting of stockholders. However, if no meeting was held in the prior year, or if the date of the annual meeting is advanced more than 30 days prior to or delayed more than 60 days after such anniversary date, to be timely, notice by the stockholder must be delivered not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of the meeting is first made. Since Darwin was a wholly-owned subsidiary of Alleghany until May 2006, no public meeting of Darwin stockholders was convened in 2005 or 2006, and the first such meeting is anticipated to be held by or before May 15, 2007. Therefore, a stockholder’s notice of intent to solicit proxies for a nomination or proposal to be acted upon at Darwin’s 2007 annual meeting of stockholders will be considered timely if delivered in writing to the Darwin Secretary, c/o the corporate offices at 9 Farm Springs Road, Farmington, CT 06032 no later than the later of February 14, 2007 and the 10th day following the day on which the public announcement of the date of such meeting is first made.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 25, 2006, is incorporated herein by reference.

3.2	Amended and Restated By-laws, filed as Exhibit 3.2 to Amendment No. 4 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on May 16, 2006 (“Amendment No. 4 to the Form S-1”), is incorporated herein by reference.

4.1	Specimen Stock Certificate, filed as Exhibit 4.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.

4.2	Registration Rights Agreement, dated as of May 18, 2006, by and between Darwin Professional Underwriters, Inc. and Alleghany Insurance Holdings LLC, filed as Exhibit 4.1 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.

4.3	Master Agreement, dated as of May 18, 2006, by and between Darwin Professional Underwriters, Inc. and Alleghany Corporation, filed as Exhibit 4.2 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.

10.1	Amended and Restated Employment Agreement dated November 11, 2005 between Darwin Professional Underwriters, Inc. and Stephen J. Sills, filed as Exhibit 10.1 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on March 10, 2006 (the “Form S-1”) is incorporated herein by reference. †

10.2	Amended and Restated Employment Agreement dated November 11, 2005 between Darwin Professional Underwriters, Inc. and Mark I. Rosen, filed as Exhibit 10.2 to the Form S-1, is incorporated herein by reference. †

10.3.1	Investment Management Agreement dated July 1, 2004 by and between General Re-New England Asset Management and Alleghany Corporation, filed as Exhibit 10.3.1 to Amendment No. 1 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on April 17, 2006 (“Amendment No. 1 to the Form S-1”), is incorporated herein by reference.

10.3.2	Amendment No. 1 effective as of June 2, 2005 to Investment Management Agreement dated July 1, 2004 by and between General Re-New England Asset Management and Alleghany Corporation, filed as Exhibit 10.3.2 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.4	Contribution and Exchange Agreement dated November 11, 2005 by and among Alleghany Insurance Holdings LLC, Darwin Group, Inc. and Darwin Professional Underwriters, Inc, filed as Exhibit 10.4 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.5	Amended and Restated Restricted Stock Plan of Darwin Professional Underwriters, Inc. effective as of November 11, 2005, filed as Exhibit 10.5 to the Form S-1, is incorporated herein by reference. †

Exhibit Number	Description of Exhibit
10.6	Amended and Restated Long-Term Incentive Plan of Darwin Professional Underwriters, Inc. effective as of November 11, 2005, filed as Exhibit 10.6 to the Form S-1, is incorporated herein by reference. †

10.7	Amended Tax Sharing Agreement dated January 1, 2005 by and between Alleghany Insurance Holdings LLC and Darwin Professional Underwriters, Inc, filed as Exhibit 10.7 to the Form S-1, is incorporated herein by reference.

10.8	2006 Darwin Professional Underwriters, Inc. Stock Incentive Plan, filed as Exhibit 10.1 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference. †

10.9	Darwin Professional Underwriters, Inc. Stock and Unit Plan for Non-Employee Directors, filed as Exhibit 10.2 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference. †

10.10.1	Program Administrator Agreement effective as of October 1, 2004 between American Professional Agency, Inc., Darwin Professional Underwriters, Inc., Darwin National Assurance Company, Platte River Insurance Company and Capitol Specialty Insurance Corporation, filed as Exhibit 10.10 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.10.2	Amendment, dated January 10, 2006, to Program Administrator Agreement effective as of October 1, 2004 between American Professional Agency, Inc., Darwin Professional Underwriters, Inc., Darwin National Assurance Company, Platte River Insurance Company and Darwin Select Insurance Company, filed as Exhibit 10.10.1 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.11	Program Administrator Agreement effective as of September 15, 2005 between Professional Government Underwriters and Darwin Professional Underwriters, Inc, filed as Exhibit 10.11 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.12	Underwriting Management Agreement effective as of December 12, 2003 by and between Platte River Insurance Corporation and Darwin Professional Underwriters, Inc, filed as Exhibit 10.12 to the Form S-1, is incorporated herein by reference.

10.13	Underwriting Management Agreement effective as of June 1, 2003 by and between Capitol Indemnity Corporation and Darwin Professional Underwriters, Inc, filed as Exhibit 10.13 to the Form S-1, is incorporated herein by reference.

10.14	Underwriting Management Agreement effective as of June 1, 2003 by and between Capitol Specialty Insurance Corporation and Darwin Professional Underwriters, Inc, filed as Exhibit 10.14 to the Form S-1, is incorporated herein by reference.

10.15	Underwriting Management and Services Agreement effective as of July 15, 2004 by and between Darwin National Assurance Company and Darwin Professional Underwriters, Inc, filed as Exhibit 10.15 to the Form S-1, is incorporated herein by reference.

10.16	Underwriting Management and Services Agreement effective as of May 5, 2005 by and between Darwin Select Insurance Company and Darwin Professional Underwriters, Inc, filed as Exhibit 10.16 to the Form S-1, is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.17.1	Reinsurance Agreement effective as of July 1, 2004 between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.17 to the Form S-1, is incorporated herein by reference.

10.17.2	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2004 between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.17.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.

10.18.1	Reinsurance Agreement effective as of July 1, 2004 between Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.18 to the Form S-1, is incorporated herein by reference.

10.18.2	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2004 between Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.18.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.

10.19.1	Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.19.1 to the Form S-1, is incorporated herein by reference.

10.19.2	Amendment effective as of October 1, 2005 to Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.19.2 to the Form S-1, is incorporated herein by reference.

10.19.3	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2005 between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.19.3 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.

10.20.1	Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.20.1 to the Form S-1, is incorporated herein by reference.

10.20.2	Amendment effective as of October 1, 2005 to Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.20.2 to the Form S-1, is incorporated herein by reference.

10.20.3	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2005 between Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.20.3 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.

10.21.1	Commutation and Release Agreement effective as of July 1, 2005 by and between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.21.1 to the Form S-1, is incorporated herein by reference.

10.21.2	Amendment effective as of October 1, 2005 to Commutation and Release Agreement effective as of July 1, 2005 by and between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.21.2 to the Form S-1, is incorporated herein by reference.

10.22.1	Reinsurance Agreement effective as of July 1, 2004 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.22 to the Form S-1, is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.22.2	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2004 between Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.22.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.

10.23.1	Reinsurance Agreement effective as of July 1, 2005 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.23.1 to the Form S-1, is incorporated herein by reference.

10.23.2	Amendment effective as of October 1, 2005 to Reinsurance Agreement effective as of July 1, 2005 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.23.2 to the Form S-1, is incorporated herein by reference.

10.23.3	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2005 between Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.23.3 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.

10.24	Excess of Loss Reinsurance Contract effective as of July 1, 2003 by and among Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc., and the Reinsurers signatory thereto, filed as Exhibit 10.24 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.25	Excess Cession Reinsurance Contract effective as of October 1, 2003 (originally effective as of January 1, 2004) by and among Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc., and the Reinsurers signatory thereto, filed as Exhibit 10.25 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.26	Excess of Loss Reinsurance Contract effective as of October 1, 2003 (originally effective as of January 1, 2004) by and among Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc., and the Reinsurers signatory thereto, filed as Exhibit 10.26 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.27	Psychiatrists Professional and Office Liability Quota Share effective as of October 1, 2004 by and among Darwin National Assurance Company, Platte River Insurance Company, Capitol Specialty Insurance Corporation and any other associated, affiliated or subsidiary companies of Alleghany Insurance Holdings, Ltd. and the Reinsurers signatory thereto, filed as Exhibit 10.27 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.28	Excess Cession Reinsurance Contract effective as of January 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc., and the Reinsurers signatory thereto, filed as Exhibit 10.28 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.29	Excess Cession Reinsurance Contract effective as of September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc., and the Reinsurers signatory thereto, filed as Exhibit 10.29 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.30	Excess of Loss Reinsurance Contract effective as of January 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc., and the Reinsurers signatory thereto, filed as Exhibit 10.30 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.31	Excess of Loss Reinsurance Contract effective as of April 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC a, but only in respect of business underwritten by Darwin Professional Underwriters, Inc., nd the Reinsurers signatory thereto, filed as Exhibit 10.31 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.32	First Excess Cession Reinsurance Contract effective as of April 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc., and the Reinsurers signatory thereto, filed as Exhibit 10.32 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.33	Quota Share Reinsurance Contract effective as of September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc., and the Reinsurers signatory thereto, filed as Exhibit 10.33 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.34	Second Excess Cession Reinsurance Contract effective as of April 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc., and the Reinsurers signatory thereto, filed as Exhibit 10.34 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.35	Office Lease dated February 1, 2005 by and between Lancdon Limited Partnership and Darwin Professional Underwriters, Inc, filed as Exhibit 10.35 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.36	Software License Agreement dated November 21, 2003 by and between OneShield, Inc. and Darwin Professional Underwriters, Inc, filed as Exhibit 10.36 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.37	Software and Services Agreement effective as of November 9, 2004 between Valley Oak Systems, Inc. and Darwin Professional Underwriters, Inc, filed as Exhibit 10.37 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

10.38	Excess Cession Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.38 to Amendment No. 2 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on May 3, 2006 (“Amendment No. 2 to the Form S-1”), is incorporated herein by reference.

10.39	Excess of Loss Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.39 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.

10.40	Excess Cession Reinsurance Contract effective September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.40 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.

10.41	Excess of Loss Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.41 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.

10.42	First Excess Cession Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.42 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.43	Second Excess Cession Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.43 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.

10.44	Quota Share Reinsurance Contract effective September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto and Addendums No. 1 and 2 thereto, filed as Exhibit 10.44 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.

10.45	Professional Liability Excess of Loss Reinsurance Contract effective October 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Professional Governmental Underwriters and/or Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.45 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.

10.46	Excess of Loss Reinsurance Contract effective November 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.46 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.

10.47	2006 Employees’ Restricted Stock Plan, filed as Exhibit 10.3 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference. †

21	List of subsidiaries of Darwin Professional Underwriters, Inc., filed as Exhibit 21 to the Form S-1, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description of Exhibit
31.2	Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Indicates a management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Darwin Professional Underwriters, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARWIN PROFESSIONAL UNDERWRITERS, INC. (Registrant)
	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr.
Date: August 10, 2006		Senior Vice President and Chief Financial Officer