Form 10-Q
period 2006-09-30
Darwin Professional Underwriters Inc
filed 2006-11-07
CIK 1355795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer.     ☐                    Accelerated filer     ☐                    Non-accelerated filer      ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at November 3, 2006 was 17,042,496 shares.

Darwin Professional Underwriters, Inc.
Quarterly Report on Form 10-Q
For Quarterly Period Ended September 30, 2006

Part I. Financial Information
Item 1. Financial Statements
DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS:
Available for sale securities, at fair value:
Fixed maturity securities (amortized cost: 2006, $302,945; 2005, $120,832)	$304,680	$120,770
Short-term investments, at cost which approximates fair value	77,420	184,088

Total investments	382,100	304,858

Cash	27,507	10,255
Premiums receivable (net of allowance for doubtful accounts of $50 as of September 30, 2006 and December 31, 2005)	22,225	22,090
Reinsurance recoverable on paid and unpaid losses	84,221	51,260
Ceded unearned reinsurance premiums	44,702	33,853
Deferred insurance acquisition costs	12,026	7,603
Property and equipment at cost, less accumulated depreciation of $1,029 and $599, respectively	1,905	1,880
Intangible assets	7,306	7,092
Net deferred income tax asset	7,980	6,278
Current income taxes receivable	—	283
Other assets	5,725	1,831

Total assets	$595,697	$447,283

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Loss and loss adjustment expense reserves	$229,930	$138,089
Unearned premium	120,035	88,280
Reinsurance payable	21,589	10,920
Due to brokers for unsettled trades	2,937	2,216
Current income taxes payable	2,988	—
Accrued expenses and other liabilities	6,520	8,255

Total liabilities	383,999	247,760
Series A Preferred Stock; $0.10 par value; (Redeemable at $20.00 per share); authorized 500,000 shares; no shares issued and outstanding at September 30, 2006 and 105,300 shares at December 31, 2005. Aggregate liquidation preference of $2,106 at December 31, 2005	—	2,106
Stockholders’ equity:
Common stock; $0.01 par value; authorized 50,000,000 shares; issued and outstanding 17,042,496 shares at September 30, 2006 and 8,105,625 shares at December 31, 2005	170	81
Additional paid-in capital	202,680	195,950
Retained earnings	7,754	1,425
Accumulated other comprehensive income (loss)	1,094	(39)

Total stockholders’ equity	211,698	197,417

Total liabilities and stockholders’ equity	$595,697	$447,283

See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned	$34,971	$21,948	$94,229	$60,637
Net investment income	4,512	1,197	11,635	2,760
Net realized investment gains (losses)	(11)	—	(24)	(60)

Total revenues	39,472	23,145	105,840	63,337

Costs and expenses:
Losses and loss adjustment expenses	24,205	15,492	65,236	42,337
Commissions and brokerage expenses	4,166	2,517	10,154	6,891
Other underwriting, acquisition and operating expenses	5,305	3,579	15,417	10,210
Other expenses	42	236	320	890

Total costs and expenses	33,718	21,824	91,127	60,328

Earnings before income taxes	5,754	1,321	14,713	3,009

Income tax expense	1,748	459	4,542	1,085

Net earnings	$4,006	$862	$10,171	$1,924

Basic earnings per share:
Net earnings per share	$0.25	$0.13	$1.01	$0.29

Weighted average shares outstanding	15,877,995	6,600,000	7,657,449	6,600,000

Diluted earnings per share:
Net earnings per share	$0.23	$0.11	$0.61	$0.24

Weighted average shares outstanding	17,049,558	8,105,625	16,693,695	8,123,908

See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows provided by (used for) operating activities:
Net earnings ...	$10,171	$1,924
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred insurance acquisition costs	(14,538)	(8,910)
Amortization of insurance acquisition costs	10,115	8,951
Deferred income taxes	(2,366)	(2,328)
Depreciation	430	291
Net realized investment (gains) losses	24	60
Amortization of investment discounts and premiums	(3,012)	(758)
Stock-based compensation expense	568	—
Change in:
Premiums receivable	(135)	1,078
Reinsurance recoverable on paid and unpaid losses	(32,961)	(29,440)
Ceded unearned reinsurance premiums	(10,849)	(14,247)
Current income taxes payable/receivable	3,271	172
Other assets	(3,894)	(5,140)
Loss and loss adjustment expense reserves	91,841	69,415
Unearned premium reserves	31,755	20,936
Reinsurance payable	10,669	(40)
Accrued expenses and other liabilities	(1,735)	997

Net cash provided by (used for) operating activities	89,354	42,961
Cash flows provided by (used for) investing activities:
Proceeds from sales of available-for-sale securities	13,659	15,172
Maturities of available-for-sale securities	8,627	8,165
Purchases of available-for-sale securities	(204,898)	(15,268)
Net sales (purchases) of short-term investments	110,156	(38,967)
Due to brokers for unsettled trades	721	—
Purchases of fixed assets	(455)	(1,123)
Acquisition of insurance company, net of cash acquired	(214)	(25,575)

Net cash provided by (used for) investing activities	(72,404)	(57,596)
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	96,000	—
Issuance costs	(9,712)	—
Redemption of Series A Preferred Stock	(2,297)	—
Redemption of Series C Preferred Stock	(2,465)	—
Redemption of Series B Convertible Preferred Stock	(81,526)	—
Tax benefit on restricted stock vested	302	—
Proceeds from capital contribution	—	25,240

Net cash provided by (used for) financing activities	302	25,240

Net increase (decrease) in cash	17,252	10,605
Cash, beginning of period	10,255	5,032

Cash, end of period	$27,507	$15,637

Supplemental disclosures of cash flow information:
Cash paid for federal and state income taxes	$3,332	$3,241
See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(1) Organization and Basis of Presentation
  (a) Organization
     Darwin Professional Underwriters, Inc. (DPUI), located in Farmington, Connecticut, is a majority-owned publicly-traded insurance underwriting subsidiary of Alleghany Insurance Holdings, LLC (AIHL), which is a wholly-owned subsidiary of Alleghany Corporation (Alleghany). On May 19, 2006, DPUI had its initial public offering of its common stock (see Note 8).
     DPUI was formed in March 2003 as an underwriting manager for certain insurance company subsidiaries of Alleghany, a publicly traded company, pending the establishment or acquisition of separate insurance companies for the DPUI business. Effective September 1, 2003, DPUI entered into underwriting management agreements with three wholly-owned subsidiaries of Alleghany, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, and Platte River Insurance Company (collectively, the Capitol Companies), to underwrite and administer specialty liability insurance business. DPUI’s specialty liability insurance business consists of directors and officers liability (D&O), errors and omissions liability (E&O) and medical malpractice liability insurance.
     On February 3, 2004, Darwin Group, Inc. (Darwin Group), a wholly-owned subsidiary of AIHL, was formed as an insurance holding company for the purpose of acquiring Darwin National Assurance Company (DNA). DNA was acquired on May 3, 2004 as a wholly-owned subsidiary of Darwin Group. As of October 31, 2006, DNA is licensed to write property and casualty insurance on an admitted basis in 48 jurisdictions (including the District of Columbia) and is eligible to operate on an excess and surplus lines basis in one additional state (Arkansas). On May 2, 2005, DNA acquired Darwin Select Insurance Company (Darwin Select), as a wholly-owned insurance company subsidiary. As of October 31, 2006, Darwin Select is licensed to write property and casualty insurance on an admitted basis in Arkansas (its state of domicile) and is eligible to operate on an excess and surplus lines basis in 45 additional states. Effective as of January 1, 2006, Darwin Group was contributed by Alleghany to DPUI (see Note 1(b)).
     The Capitol Companies are wholly-owned subsidiaries of AIHL and operate collectively in 50 states and the District of Columbia. In addition to the business produced by DPUI and issued on policies of the Capitol Companies, the Capitol Companies have significant independent operations that are not included in these condensed consolidated financial statements. Alleghany acquired ownership of the Capitol Companies in January 2002. Prior to the formation of DPUI as an underwriting manager to underwrite professional liability coverages for the Capitol Companies in the D&O, E&O and medical malpractice lines, neither the Capitol Companies nor Alleghany wrote any of these lines of business.
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
     Effective January 1, 2006, DPUI became the parent of Darwin Group and its subsidiaries, DNA and Darwin Select and, in connection therewith, DPUI issued to AIHL shares of Series B Convertible Preferred Stock with an aggregate liquidation preference of $197,178, equal to the book value of Darwin Group on December 31, 2005, in exchange for all of the outstanding common stock of Darwin Group held by AIHL. In addition, AIHL exchanged its 6,600,000 shares of common stock of DPUI, representing 80% of the issued and outstanding shares of DPUI, for 9,560 additional shares of Series A Preferred Stock of DPUI having an additional aggregate liquidation preference of $20 per share, representing 80% of the book value of DPUI on December 31, 2005. As a result of the reorganization, the only shares of common stock outstanding as of January 1, 2006 were unvested restricted shares.

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
  (c) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Darwin have been prepared in accordance with U.S. generally accepted accounting principles and with Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments and the elimination of intercompany transactions and balances) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial information included in the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2005 included in Darwin’s registration statement (Form S-1), as amended. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
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
     Certain prior year amounts have been reclassified to conform to the 2006 presentation.
(2) New Accounting Standards
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature of coverage within a contract. SOP 05-1 is effective in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company intends to adopt SOP 05-01 in the first quarter of 2007. The Company does not anticipate that SOP 05-1 will have a material impact on its operations or financial condition.
     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 (SFAS No. 155), Accounting for Certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company intends to adopt SFAS No. 155 in the first quarter of 2007. The Company does not anticipate that this statement will have a material impact on its results of operations or financial condition.
     In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
     Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt the provisions of this Interpretation in the first quarter of 2007 and does not anticipate that it will have a material impact on its results of operations or financial condition.
     In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement provides guidance for using fair value to measure assets and liabilities. The Standard does not expand the use of fair value in any new circumstances. The Standard is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate that this Statement will have a material impact on its results of operations or financial condition.
     In September 2006, FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). This Statement requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. This Statement will not have an impact on the Company’s results of operations or financial condition.
     The Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (SAB 108) in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company intends to adopt SAB 108 for the year ending December 31, 2006, and does not anticipate that it will have a material impact on its results of operations or financial condition.
The Company does not anticipate that these statements collectively will have a material impact on its results of operations or financial condition.
(3) Share-Based Compensation
     The Company has four share-based payment plans for employees and non-employee directors: the 2003 Restricted Stock Plan (as amended November 2005), the 2006 Stock Incentive Plan, the 2006 Employees’ Restricted Stock Plan and the 2006 Stock and Unit Plan for Nonemployee Directors (Directors Plan), which are described below.
     In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment (as amended) (SFAS No. 123(R)). SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement method in accounting generally for all share-based payment transactions with employees.
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
     The Company granted shares under the plans at the time of the initial public offering on May 19, 2006, and has recorded for the three months and nine months ended September 30, 2006 total share-based compensation expense of $381 and $568, respectively. During the same periods, a deferred tax benefit of $152 and $227, respectively, related to the stock-based compensation expense was recorded. DPUI did not incur any stock-based compensation expense for the three and nine months ended September 30, 2005.
  (a) 2003 Restricted Stock Plan
     The 2003 Restricted Stock Plan was adopted in July 2003 and was amended and restated in November 2005. The plan is intended to provide a means to attract, retain and motivate key employees with the granting of restricted stock. A maximum of 1,650,000 shares of common stock are reserved for issuance under the 2003 Restricted Stock Plan. The terms for awards of 1,546,875 restricted shares provide for vesting over a four-year period from the date of grant, with 50% of the restricted shares vesting on the third anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the fourth anniversary of the date of grant. The terms for awards of the remaining 103,125 restricted shares provide for vesting over a three year period from the date of grant, with 50% of the restricted shares vesting on the second anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the third anniversary of the date of grant.
     As of December 31, 2005, 1,505,625 restricted shares were issued and outstanding under this plan, at which time none had vested. The total fair value of the shares when granted in 2003 was $9, which was equal to the par value of the shares at the date of grant. On May 19, 2006, the remaining 144,375 restricted shares were granted at a fair value of $16.00 per share, the initial public offering price per share of the Company’s common stock. In connection with the granting of these restricted shares, certain of the recipients received an additional cash payment calculated as a tax equalization payment (“tax gross up”). This tax gross up was paid to provide the recipients with a reduction in total tax expenses incurred or to be incurred in connection with the restricted share awards. The total amount of the tax gross up of $450 was expensed in May 2006, the period it was incurred and paid. The stock compensation expense for the restricted shares is based on the fair value when granted and is recognized ratably over the vesting period. For the three months and nine months ended September 30, 2006, the Company’s stock-based compensation expense for the 2003 Restricted Stock Plan was $181 and $263, respectively. There was no forfeiture of shares during the three or nine months ending September 30, 2006. During the three and nine months ending September 30, 2006, 732,188 shares vested. The Company recorded $302 in additional paid-in capital for the excess tax benefit realized on the restricted stock shares vested. As of September 30, 2006, 917,812 restricted shares were outstanding under the plan with 20,625 shares scheduled to vest in the fourth quarter of 2006, 804,375 shares scheduled to vest in 2007, 72,187 shares scheduled to vest in 2008 and 20,625 shares scheduled to vest in 2009.
  (b) 2006 Stock Incentive Plan
     The 2006 Stock Incentive Plan permits the Company to award a broad range of equity-based incentive compensation to key employees, including the types commonly known as restricted stock, stock options, stock appreciation rights and performance units, as well as any other types of equity-based incentive compensation awards. Under the terms of the plan, the exercise price of options and stock appreciation rights cannot be less than the fair market value of the common stock at the time of grant, and the term of options, stock appreciation rights and other awards under the 2006 Stock Incentive Plan can not exceed ten years. In addition, the plan permits the award of cash payments as a part of, or in addition to, an equity-based award. A maximum of 850,000 shares of common stock may be issued to participants under the plan, up to a maximum of 127,500 shares of common stock granted to any individual participant in any calendar year, subject to anti-dilution and other adjustments in the case of certain events specified in the plan. The 2006 Stock Incentive Plan was adopted by the Board of Directors on May 17, 2006 and is subject to approval of the stockholders at the first annual meeting of shareholders following the initial public offering. If the shareholders do not approve the 2006 Stock Incentive Plan, the plan will terminate and all awards theretofore granted will be cancelled.
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

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
     The fair value of the option grant was estimated at $6.64 per share on the date of the grant using the Black-Scholes option pricing model. The expected term is based on the vesting period “simplified” method or 6.25 years. The stock price volatility for the award was 30.4%, an estimate based on the average stock price volatility data for the expected term for similar property and casualty companies. The risk-free interest rate assumption is based on the 6.25 year U.S. Treasury note for the expected term, which was 5.18%. The Company does not anticipate paying dividends for any of the years. The compensation expense is based on the fair value at grant and is recognized on a straight line basis over the vesting period. The Company’s compensation expense for the options was $72 and $104 for the three months and nine months ended September 30, 2006, respectively. There were no forfeitures or exercised of options during the nine months ended September 30, 2006. As of September 30, 2006, 170,060 options were outstanding and not vested.
  (c) 2006 Employees’ Restricted Stock Plan
     The 2006 Employees’ Restricted Stock Plan, was adopted by the Board of Directors on May 17, 2006 to provide an opportunity for all employees of Darwin at the time of the initial public offering to be owners of common stock of Darwin. The Company granted an aggregate of 9,000 restricted shares of common stock under the 2006 Employees’ Restricted Stock Plan to employees who are not executive officers based upon the employee’s length of service with the Company. The restricted shares had a fair value of $16.00 per share, the initial public offering price. No additional awards will be made under the 2006 Employees’ Restricted Stock Plan. Under the terms of the 2006 Employees’ Restricted Stock Plan, each grant of restricted stock will be forfeited if the employee’s employment with the Company is terminated before the third anniversary of the date of grant for any reason other than death or disability, and during that period, the restricted shares may not be sold, assigned, pledged or transferred to any person. The related stock based compensation expense is based on the fair value of the restricted shares when granted and is recognized ratably over the three year vesting period. For the three months and nine months ended September 30, 2006, Company’s stock based compensation expense for the plan was $12 and $17, respectively. During the three months ended September 30, 2006, 100 shares were forfeited. As of September 30, 2006, 8,900 restricted shares were outstanding under the plan.
  (d) Directors Plan
     The Directors Plan for non-employee directors (defined as a director who is not either an employee of the Company or an employee of any of our affiliates including Alleghany) is designed to align their interest with the stockholders’ interest through equity-based incentive compensation, including restricted stock and share unit accumulation. The Directors Plan provides for a maximum of 130,000 shares of common stock that may be issued to participants under the plan. As of September 30, 2006, the Company has made one restricted stock share award and one share unit award to non-employee directors.
Initial Public Offering Restricted Stock Grant — In connection with the Company’s initial public offering, each non-employee director received a grant of 2,500 restricted shares of common stock based upon the initial public offering price of $16.00 per share upon the completion of the offering. The restricted stock vests at the time of the Company’s next annual meeting of stockholders and will be forfeited if the non-employee director resigns from the Board of Directors prior to the first meeting of the Board of Directors following the anniversary of the date of grant of the restricted common stock. The directors’ compensation expense is based on the fair value of $16.00 per share and is being recognized on a straight line basis over an estimated twelve month vesting period from the Company’s initial public offering on May 19, 2006. There was no forfeiture or vesting of shares during the nine months ending September 30, 2006. The directors’ compensation expense for the restricted shares was $50 and $73 for the three months and nine months ended September 30, 2006, respectively. As of September 30, 2006, 12,500 restricted shares were outstanding under the Directors Plan.
Annual Non-Employee Directors Share Unit Award — Annually, Darwin pays its non-employee directors board and committee fees in connection with their services to the Company. A minimum of 50% of all fees earned by a non-employee director are paid through the issuance of a number of share units which is equal to the number of shares of our common stock that could have been purchased with such fees, based upon the initial public offering price of $16.00 per share, in the case of the first determination of unit shares, and thereafter, based upon the closing price of the shares of common stock on the day after the annual meeting of stockholders. The share units are earned on a pro rata basis over the twelve month period between annual meetings. In addition to the 50% mandatory conversion, each non-employee director may elect to have a total of 100% of his or her fees converted into share units. No shares of common stock are

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
actually issued in connection with the award of share units, and the number of the share units is dependent upon the market value of the Company’s shares of common stock. A non-employee director will receive distributions in respect of share units following the expiration of five calendar years after the year in which the fees were originally converted into share units, or following termination of service on the Board of Directors, if earlier. On August 9, 2006 the Board of Directors voted to amend the Directors Plan’s distribution provision so that each distribution in respect of share units will be made in shares of the Company’s common stock.

For the 2006-2007 annual fee period, based upon the non-employee director’s share unit award elections, a total of 16,719 share units were granted. The directors’ fee expense for the share units is recognized as earned. As of September 30, 2006, 6,966 share units were deemed earned by the directors, resulting in directors’ fee expense to Darwin of $66 and $111 for the three and nine month periods, respectively.

(4)	Investments
     The amortized cost and estimated fair value of fixed maturity securities at September 30, 2006 and December 31, 2005 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2006	Cost	Gains	Losses	Fair Value
Type of investment:
U.S. Government bonds	$23,370	$79	$(181)	$23,268
State and municipal bonds	112,220	1,746	(42)	113,924
Mortgage/asset-backed securities	95,356	365	(208)	95,513
Corporate bonds and notes	71,999	214	(238)	71,975

Total fixed maturity securities	$302,945	$2,404	$(669)	$304,680

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value
Type of investment:
U.S. Government bonds	$16,163	$—	$(231)	$15,932
State and municipal bonds	30,686	342	(28)	31,000
Mortgage/asset-backed securities	39,233	70	(99)	39,204
Corporate bonds and notes	34,750	51	(167)	34,634

Total fixed maturity securities	$120,832	$463	$(525)	$120,770

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
Due in one year or less	$7,636	$7,547
Due after one year through five years	67,811	67,822
Due after five years through ten years	29,655	29,616
Due after ten years	102,487	104,183
Mortgage/asset-backed securities	95,356	95,512

Total fixed maturity securities	$302,945	$304,680

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

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
     The following table summarizes, for all fixed maturity securities in an unrealized loss position at September 30, 2006, the aggregate fair value, and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
	Fair Value	Loss	Value	Loss	Fair Value	Loss
Type of investment:
U.S. Government bonds	$3,584	$(74)	$6,941	$(107)	$10,525	$(181)
State and municipal bonds	4,876	(13)	1,931	(29)	6,807	(42)
Mortgage/asset-backed securities	28,230	(173)	1,676	(35)	29,906	(208)
Corporate bonds and notes	22,108	(157)	4,660	(81)	26,768	(238)

Total fixed maturity securities	$58,798	$(417)	$15,208	$(252)	$74,006	$(669)

     The unrealized losses on fixed maturity securities are primarily interest rate related. Each of the fixed maturity securities with an unrealized loss at September 30, 2006 has a fair value that is greater than 96.5% of its amortized cost. Of the 37 securities that have been in an unrealized loss position for longer than 12 months, 20 are U.S. Treasury securities and each of the remaining securities has a fair value that is greater than 96.5% of its amortized cost. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment, and none is rated below investment grade. As of September 30, 2006 and December 31, 2005, no securities are considered to be other-than-temporarily impaired.
(5) Reinsurance
  Reinsurance Effect on Operations
     Net premiums written, net premiums earned, and net losses and loss adjustment expenses (LAE) incurred including the effect of reinsurance activity for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Premiums Written:
Direct premiums written	$50,593	$5,853	$131,788	$13,306
Assumed premiums written — Capitol Companies	14,834	37,154	50,874	100,221
Assumed premiums written	—	—	713	—
Ceded premiums written	(23,500)	(17,040)	(68,240)	(46,201)

Net premiums written	$41,927	$25,967	$115,135	$67,326

Net Premiums Earned:
Direct premiums earned	$30,748	$3,301	$62,119	$6,454
Assumed premiums earned — Capitol Companies	24,805	31,570	89,242	86,137
Assumed premiums earned	178	—	258	—
Ceded premiums earned	(20,760)	(12,923)	(57,390)	(31,954)

Net premiums earned	$34,971	$21,948	$94,229	$60,637

Net Losses and LAE Incurred:
Direct losses and LAE incurred	$21,386	$3,124	$41,170	$11,808
Assumed losses and LAE incurred — Capitol Companies	14,849	21,812	56,948	60,149
Assumed losses and LAE incurred	119	—	172	—
Ceded losses and LAE incurred	(12,149)	(9,444)	(33,054)	(29,620)

Net losses and LAE incurred	$24,205	$15,492	$65,236	$42,337

     The net premiums written table above presents our gross premiums written on the policies of the Capitol Companies (Assumed premiums written — Capitol Companies) as well as gross premiums written directly and assumed on the policies of DNA and Darwin Select (Direct and assumed premiums written). Since each of our insurance company subsidiaries obtained its own A.M. Best rating of “A — ” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our future business on policies of our insurance company subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. For the three and nine month periods ended September 30, 2006, we wrote $14,834 and $50,874, respectively, of gross premiums through our arrangement with the Capitol Companies, representing 22.7% and 27.7%, respectively, of the total gross premiums produced by DPUI.
     In September 2006, the Company established three reinsurance security trusts with sufficient assets to adequately collateralize the reinsurance obligations to the Capitol Companies for the amounts assumed by Darwin. The trust balances will be adjusted on a quarterly basis to ensure that the assets held in trust are sufficient to meet Darwin’s obligations to the Capitol Companies pertaining to the reinsurance agreements between the Capitol Companies and Darwin. The investments held in the trusts had a market value of $214,507 as of September 30, 2006 and are included in the total investments on the Condensed Consolidated Balance Sheets.
(6) Loss and LAE Reserves
     The following table provides a reconciliation of the beginning and ending loss and LAE reserves, net of reinsurance, as shown in the Company’s condensed consolidated financial statements for the periods indicated:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross reserves balance at beginning of period	$195,914	$93,231	$138,089	$47,207
Less reinsurance recoverables on unpaid losses	(72,047)	(35,572)	(51,260)	(15,572)

Net reserves balance at beginning of period	123,867	57,659	86,829	31,635
Add acquired gross reserves	—	—	—	6,693
Less reinsured acquired gross reserves	—	—	—	(6,693)

Net reserves balance	123,867	57,659	86,829	31,635

Incurred losses and LAE, net of reinsurance, related to:
Current period	24,352	15,492	65,724	42,337
Prior periods	(147)	—	(488)	—

Total incurred	24,205	15,492	65,236	42,337

Paid losses and LAE, net of reinsurance, related to:
Current period	607	503	1,463	991
Prior periods	1,684	1,032	4,821	1,365

Total paid	2,291	1,535	6,284	2,356

Net reserves balance at end of period	145,781	71,616	145,781	71,616
Plus reinsurance recoverables on unpaid losses	84,149	45,006	84,149	45,006

Gross reserves balance at end of period	$229,930	$116,622	$229,930	$116,622

     Darwin continually reviews its loss and LAE reserves and the related reinsurance recoverable. Differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed. The actuarial estimates are based on industry claim experience and our own experience and consider current claim trends and premium volume, as well as social and economic conditions. While Darwin has recorded its best estimate of loss and LAE reserves as of September 30, 2006 and 2005, it is possible these estimates may materially change in the future.
     Losses and LAE incurred have increased over the prior year due to the expected losses on the increased premiums earned, offset by actual and anticipated reinsurance recoveries (including a provision for recoveries on incurred but not reported losses) on the expected losses. The increase in gross and net loss and LAE reserves primarily reflects increased net premiums earned for all lines of business and limited paid loss activity for the current and prior accident years. These increases are offset by a reduction in prior year losses and LAE incurred of $147 for the three months ending September 30, 2006 due to net favorable development on loss and LAE reserves recorded for accident year 2004 and $488 for the nine months ending September 30, 2006 due to net favorable development on loss and LAE reserves recorded for accident years

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
2003 and 2004. Loss and LAE emergence on the 2003 and 2004 accident years has been more favorable than anticipated when the original gross and net loss reserves were established. In addition, gross reserves increased during 2005 due to the acquisition of Darwin Select. At the time of acquisition, Darwin Select had outstanding gross loss and LAE reserves of $6,693 that are 100% reinsured by the seller and are fully collateralized. As of September 30, 2006, $1,540 in gross loss and LAE reserves pertaining to the seller of Darwin Select remained outstanding.
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
     In connection with the Company’s initial public offering on May 19, 2006, the net proceeds of $86,288 were utilized to redeem all of the shares of Series A Preferred Stock at the aggregate liquidation preference of $2,297, and all of the shares of Series C Preferred Stock outstanding at the aggregate liquidation preference of $2,465 and to redeem 5,478,904 shares of the Series B Convertible Preferred Stock at a redemption price per share, on an as-converted basis, equal to the public offering price less underwriting costs. The remaining outstanding shares of the Series B Convertible Preferred Stock were converted into 9,371,096 shares of common stock. With the redemption or conversion of all the shares of Series A Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Stock, no additional dividends are required or payable. In August 2006, the Company retired and eliminated the authorization of the Series A, Series B and Series C Preferred Stocks.
     In May 2006, the Company’s Certificate of Incorporation was amended to authorize 10,000,000 shares of preferred stock, none of which have been issued.
(8) Capital Stock
     The Company’s registration statement filed with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock was effective on May 18, 2006 for the issuance of 5,217,391 shares of common stock at an initial offering price of $16.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 782,609 shares of common stock were issued at the $16.00 initial public offering price. Gross proceeds from the sale of the 6,000,000 shares of common stock were $96,000. Total costs associated with the initial public offering included $6,720 of underwriting costs and $2,992 of offering expenses. Net proceeds from the offering, including the over-allotment option, after deducting underwriting costs and offering expenses were $86,288.
     The net proceeds from the offering were used to redeem all of the shares of Series A Preferred Stock at the aggregate liquidation preference of $2,297 and all of the shares of Series C Convertible Preferred Stock at the aggregate liquidation preference of $2,465. The remaining proceeds of $81,526 were used to redeem a portion of the shares of Series B Convertible Preferred Stock at a redemption price per share, on an as-converted basis, equal to the public offering price less underwriting costs ($14.88 per share) or 5,478,904 shares of common stock on an as-converted basis. The remaining

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
outstanding shares of the Series B Convertible Preferred Stock were converted into 9,371,096 shares of common stock. As a result of the foregoing, the net proceeds of the offering were used to reduce Alleghany’s ownership in the Company to approximately 55%.
(9) Earnings Per Share
     Net income available for common stockholders used in the nine months ended September 30, 2006 calculation of basic earnings per share reflects a reduction for $2,465 in dividends declared and paid in Series C Preferred Stock. The dividend has been added back for the nine months ended September 30, 2006 calculation of diluted earnings per share.
     The weighted average common shares outstanding for the basic earnings per share reflects no common shares outstanding from January 1, 2006 to May 19, 2006, as all of the shares of common stock outstanding during that period were unvested restricted stock. The weighted average common shares outstanding for basic earnings per share for the three and nine months ended September 30, 2006 reflects the issuance of 6,000,000 common shares in connection with the Company’s initial public offering and the conversion of the Series B Convertible Preferred Stock to 9,371,096 common shares on May 19, 2006. The weighted average common shares outstanding for basic earnings per share also reflect the vesting of 732,188 shares of restricted stock on July 28, 2006.
     The diluted earnings per share calculation for the nine months ended September 30, 2006 assumes the conversion of the Series B Convertible Preferred Stock into 14,850,000 shares of common stock for the period from January 1, 2006 to May 19, 2006, the date of the Company’s initial public offering, and it reflects the actual shares outstanding, thereafter. The diluted earnings per share calculation for the three and nine months ended September 30, 2006 also assumes the dilutive effect of the outstanding restricted stock, options and share units.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings	$4,006	$862	$10,171	$1,924
Less dividend declared and paid on Series B Convertible Preferred Stock	—	—	(2,465)	—

Net earnings — numerator for basic earnings per share	4,006	862	7,706	1,924

Add dividend declared and paid on Series B Convertible Preferred Stock	—	—	2,465	—

Net earnings — numerator for diluted earnings per share	$4,006	$862	$10,171	$1,924

Weighted average common shares outstanding — denominator for basic earnings per share	15,877,995	6,600,000	7,657,449	6,600,000

Effect of dilutive securities:
Series B Convertible Preferred Stock	—	—	7,615,385	—
Restricted stock	1,164,601	1,505,625	1,417,469	1,523,908
Share units	6,962	—	3,392	—

Weighted average common shares outstanding — denominator for diluted earnings per share	17,049,558	8,105,625	16,693,695	8,123,908

Basic earnings per share	$0.25	$0.13	$1.01	$0.29

Diluted earnings per share	$0.23	$0.11	$0.61	$0.24

     Shares for options of 10,682 and 61,160 for the three and nine months ended September 30, 2006, respectively, were potentially available, but were not included in the computation of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation. The accumulated diluted earnings per share by quarter will not equal the amount for the nine months ended September 30, 2006 due to the anti-dilutive effect of the preferred stock dividend in the second quarter ended June 30, 2006 earnings per share calculation and to rounding.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(10) Comprehensive Income
     The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings	$4,006	$862	$10,171	$1,924
Other comprehensive loss:
Unrealized gains (losses) on investments, net of taxes	3,862	(228)	1,117	(341)
Reclassification adjustment for losses in net earnings, net of taxes	7	—	16	39

Unrealized gains (losses) on investments	3,869	(228)	1,133	(302)

Total comprehensive income	$7,875	$634	$11,304	$1,622

     The tax (expense) or benefit for the unrealized gain (losses) on investments for the three months ended September 30, 2006 and 2005 was $(2,266) and $125, respectively, and for the nine months ended September 30, 2006 and 2005 was $(664) and $177, respectively.
(11) Income Taxes
     For the three months ended September 30, 2006, the Company recorded a tax expense of $1,748, or a consolidated tax rate of 30.4%, compared to a tax expense of $459, or a consolidated tax rate of 34.7%, for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company recorded a tax expense of $4,542, or a consolidated tax rate of 30.9%, compared to a tax expense of $1,085, or a consolidated tax rate of 36.1%, for the nine months ended September 30, 2005. The lower consolidated tax rate for the periods in 2006 compared to 2005 was primarily attributable to an increase in investment income received on tax-exempt municipal securities.
     For the three and nine months ended September 30, 2006, the Company recorded $302 in additional paid-in capital for the excess tax benefit realized on the restricted stock shares vested in July 2006.
(12) Related Party Transactions
     In connection with the business produced by DPUI and written on policies of the Capitol Companies, the parties have entered into a management service agreement under which DPUI provides underwriting, management, administration, claims settlement and reinsurance settlement services for the Capitol Companies on this business in exchange for management fees paid by the Capitol Companies to DPUI. The total amount of these fees was $7,772 and $10,098 for the three months ending September 30, 2006 and 2005, respectively, and $28,092 and $27,569 for the nine months ending September 30, 2006 and 2005, respectively, which are eliminated in consolidation.
     Darwin’s condensed consolidated statement of operations reflects fees due to the Capitol Companies for the use of policies of the Capitol Companies for the underwriting of its business. These fees were $74 and $112 for the three months ending September 30, 2006 and 2005, respectively, and $254 and $252 for the nine months ending September 30, 2006 and 2005, respectively. Effective January 1, 2006, such fees payable are calculated as 0.5% of premiums written in 2006 by Darwin on policies issued by the Capitol Companies and effective January 1, 2007, this fee will increase to 3.0% of premiums written by Darwin on policies issued by the Capitol Companies. Beginning January 1, 2006, Darwin reimbursed the Capitol Companies separately for premium taxes and guaranty assessment fees. The reimbursements were $194 and $615 for the three months and nine months ended September 30, 2006, respectively.
     Certain of Darwin’s expenses, primarily its directors and officers liability insurance and its audit fees, have been paid directly by Alleghany and then reimbursed by Darwin to Alleghany. Darwin reimbursed Alleghany for expenses of $250 and

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
$345 in connection with these charges for the three and nine months ended September 30, 2006, respectively and $96 and $102 for these charges for three and nine months ended September 30, 2005, respectively.
     Up until the time of its initial public offering on May 18, 2006, Darwin had filed a consolidated federal income tax return with its ultimate parent, Alleghany. For the periods subsequent to its initial public offering, Darwin is required to file its own federal income tax return. Federal tax payments of $2,707 and $2,267 were made by Darwin to Alleghany during the nine months ended September 30, 2006 and 2005, respectively.
(13) Long-Term Incentive Plan
     At September 30, 2006 and December 31, 2005, Darwin had recorded liabilities of $2,326 and $2,006, respectively, for the long-term incentive plan. Darwin has not made any payments under the plan.
(14) Segments
     Darwin’s specialty liability insurance operations comprise one business segment. Management organizes the business around the professional specialty liability insurance market and related products. Our Chief Operating Decision Maker reviews results and operating plans and makes decisions on resource allocations on a company-wide basis. The Company’s specialty liability insurance business is produced through brokers, agents and program administrators throughout the United States.
     Net premiums earned for the three lines of business is not available as the Company purchases reinsurance that covers parts of more than one line of business, and the Company does not allocate reinsurance costs to each line of business. In addition, as reinsurance costs and structure vary by treaty and the underlying risks and limit profiles of the various products differ, a pro rata allocation of reinsurance across each line of business would not be representative of the actual cost of reinsurance for the line of business. As a result, the net premiums written and earned may not be proportional to the gross premiums written and earned. The following table presents the Company’s three specialty liability products’ gross premiums written and earned for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross premiums written:
Directors and officers	$8,997	$6,116	$29,209	$20,892
Errors and omissions	25,727	11,695	81,051	37,955
Medical malpractice liability	30,703	25,196	73,115	54,680

Total	$65,427	$43,007	$183,375	$113,527

Gross premium earned:
Directors and officers	$10,142	$7,215	$27,836	$20,619
Errors and omissions	23,767	11,886	61,629	32,771
Medical malpractice liability	21,822	15,770	62,154	39,201

Total	$55,731	$34,871	$151,619	$92,591

(15) Contingencies
     DPUI is subject to routine legal proceedings in the normal course of operating our business. The Company is not involved in any legal proceeding which the Company believes could reasonably be expected to have a material adverse effect on its business, results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes included herein. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited December 31, 2005 Consolidated Financial Statements and Notes thereto as presented in our previous filings with the Securities and Exchange Commission (SEC), including our Registration Statement on Form S-1 (Reg. No. 333-132355) as amended dated May 18, 2006, for an expanded company history, a detailed discussion of risk factors that may affect our business and other additional information.
Note on Forward Looking Statements
     Some statements in this Report are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. All statements other than historical information or statements of current condition contained in this Report, including statements regarding our future financial performance, our business strategy and expected developments in the commercial insurance market, are forward-looking statements. The words “expect,” “intend,” “plan,” “believe,” “project,” “may,” “estimate,” “continue,” “anticipate,” “will,” and similar expressions of a future or forward-looking nature identify forward-looking statements. We have based these forward-looking statements on management’s current expectations. Such statements are subject to a number of risks, uncertainties and other factors that may cause actual events or results to differ materially from those expressed or implied by any of these statements.
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

     In February 2004, Alleghany formed Darwin Group, Inc. (“Darwin Group”), a wholly-owned subsidiary of Alleghany, in order to acquire DNA, an admitted insurance company domiciled in Delaware, from Aegis Holding, Inc., a subsidiary of Associated Electric & Gas Insurance Services Limited. At the time of acquisition, DNA (then named U.S. Aegis Insurance Company) was licensed in 40 states. As of October 31, 2006, DNA was licensed in 48 jurisdictions (including the District of Columbia) and was eligible to write on a surplus lines basis in one additional state (Arkansas).
     In May 2005, Darwin Group, through its subsidiary DNA, acquired Darwin Select, a surplus lines insurance company (then named Ulico Indemnity Company) domiciled in Arkansas from Ulico Casualty Company, a subsidiary of ULLICO Inc. As of October 31, 2006, Darwin Select was licensed to write insurance in Arkansas and was eligible to operate on a surplus lines basis in 45 additional states.
Ongoing Arrangements with the Capitol Companies
     As described above, DPUI initially was formed as an underwriting manager for the Capitol Companies. Until DNA and Darwin Select obtained independent ratings of “A—” (Excellent) in November 2005, almost all of the business produced by DPUI was issued on policies of the Capitol Companies. Since DNA and Darwin Select obtained independent ratings from A.M. Best, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our business on policies issued by DNA or Darwin Select, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. These policies are written by the Capitol Companies pursuant to the underwriting management agreements currently in effect and are fully reinsured by DNA. During the third quarter of 2006, DNA collateralized reinsurance payables to the Capitol Companies with the establishment of reinsurance trusts which are and are required in the future to be funded at 100% of the reinsurance payables outstanding from time to time.
     For the year ended December 31, 2005, we wrote $142.5 million of gross premiums through our arrangement with the Capitol Companies, representing 85.9% of the total gross premiums underwritten by DPUI. Of this amount, $58.5 million, or 35.3% of the total gross premiums produced by DPUI, relates to business written by the Capitol Companies either because the business is in a jurisdiction where our insurance company subsidiaries were not then currently licensed or eligible to write business (approximately $26.4 million) or because certain of our insureds require policies issued by an insurer with an A.M. Best rating of “A” (Excellent) (approximately $32.1 million). By comparison, during the period from January 1, 2006 through September 30, 2006, $132.5 million, or 72.3% of the total gross premiums underwritten by DPUI, was written on policies of our insurance company subsidiaries, and $50.9 million, or 27.7% of such total gross premiums was written on policies of the Capitol Companies. Of this amount, approximately $12.6 million was written in jurisdictions where our insurance company subsidiaries were not licensed or eligible to write business as of the end of the quarter ended September 30, 2006 and approximately $21.3 million was due to certain of our insureds requiring policies issued by an insurer with an A.M. Best rating of “A” (Excellent).
     We do not expect that our issuance of policies written on the Capitol Companies for the insureds who require an A.M. Best rating of “A” (Excellent) will decline significantly so long as our rating is “A—” (Excellent). To date, most of the insureds in this category are public companies purchasing D&O insurance. The following table indicates the amount of public D&O gross premiums written in each of the periods presented as a percentage of total gross premiums written for such period. Management believes that public D&O is the most rating sensitive class of business that we write and, accordingly, that it provides the best available indicator of our level of rating sensitive business.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
Gross Premiums Written	2006	2005	2006	2005
	(Dollars in millions)
Public D&O	$6.5	$5.1	$22.8	$17.4
Total Gross Premiums Written	$65.4	$43.0	$183.4	$113.5
Percentage of Total Represented by Public D&O	9.9%	11.9%	12.4%	15.3%

     While our public D&O writings have declined as a percentage of our total writings, public D&O writings have generally increased in absolute terms as our business has grown. We believe these trends are likely to continue.
     We do expect that our issuance of policies written on the Capitol Companies in jurisdictions where our insurance companies are not currently licensed or eligible to write business will decrease as we obtain required licenses or approvals in the various jurisdictions. The following tables show the actual or anticipated filing month of our applications in these jurisdictions by insurance company subsidiary and state as of October 31, 2006:
DNA

Actual or
Anticipated
Application
State	Filing Month
California	October 2006
Wyoming	September 2006
Darwin Select

Actual or
Anticipated
Application
State	Filing Month
Louisiana	January 2007
Minnesota	May 2006
New Hampshire	Not approved (1)
New Mexico	December 2006
New York	Not approved (2)

(1)	In October 2006, the Company’s application for surplus lines eligibility was denied by the New Hampshire Insurance Department for not having a long enough stand-alone operating history. The New Hampshire Insurance Department indicated that it requires companies to have been in business a minimum of five years. DPUI wrote approximately $102 thousand of gross premiums on policies of the Capitol Companies in New Hampshire for the nine months ending September 30, 2006 because Darwin Select was not eligible to write business in that state.

(2)	In August 2006, the Company’s application for surplus lines eligibility was denied by the Excess Lines Association of New York. The association indicated that it is are agreeable to reviewing this decision with an updated application and meeting with the Company’s senior management to discuss the application. DPUI wrote approximately $6.5 million of gross premiums on policies of the Capitol Companies in New York for the nine months ending September 30, 2006 because Darwin Select was not eligible to write business in that state.
     The timing of the approval of these applications is within the discretion of the various state insurance authorities, and we can provide no assurance as to when, or if, these approvals will be obtained.
     Darwin and the Capitol Companies have received regulatory approval from the insurance departments of the relevant states for certain changes to the fee arrangements between Darwin and the Capitol Companies that were agreed to in connection with the Reorganization. The fees charged to Darwin for the issuance of Capitol Companies’ policies in respect of business produced by DPUI are 0.5% of gross premiums written on policies of the Capitol Companies in 2006, and 3.0% thereafter. In addition, under the new fee arrangements, Darwin is required to reimburse the Capitol Companies for direct expenses that they incur in connection with the issuance of such policies, such as premium taxes and guaranty association assessments. Pursuant to the fee arrangements, Darwin incurred fees to the Capitol Companies of $0.3 million in the first nine months of 2006, and reimbursed the Capitol Companies an additional $0.6 million for direct expenses incurred, in connection with the business written on policies of the Capitol Companies. If the fees on the business written on policies of the Capitol Companies had been payable at the rate of 3.0%, as provided for under the new fee arrangements, the total fees would have been approximately $1.5 million.
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
     Darwin believes that both of the methodologies used are well-suited to Darwin’s relatively short history and low level of reported losses. Darwin’s reported losses have reached a level of maturity that has allowed us to utilize an actuarial weighting of the two methodologies commencing as of June 30, 2006. The weighting relies predominantly on the Expected Loss Ratio methodology, which has generally produced higher reserve estimates, but allows the B-F methodology to have a modest impact on our ultimate loss estimates. We expect that the weighting of the B-F methodology will increase over time as Darwin’s actual loss history becomes more mature and as the volume of business Darwin writes reaches levels where actuarial projections relying on this data are statistically credible.
     The two methodologies are complimentary. The Expected Loss Ratio methodology directly reflects the historical, and thus potential, impact of high severity losses. The historical loss ratios that form the basis of the Expected Loss Ratio method are directly impacted by large losses (severity) as they reflect composite industry data. By comparison, the historical insurance industry expected reporting and development patterns utilized in the B-F methodology are most predictive as reported losses mature and/or reach a credible volume. As our losses continue to mature, we expect that the B-F methodology will become a more reliable methodology for us, and that the actuarial weighting will utilize it as a more significant predictor of ultimate loss.
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

     The weight applied to the B-F indication for each experience year is 0% at 12 months of maturity and increases to 100% at 72 months of maturity. For example, losses reported to Darwin during 2004:
–	Are at 12 months of maturity when evaluated on 12/31/04. The B-F indications would receive 0% weighting.

–	Are at 36 months of maturity when evaluated on 12/31/06. The B-F indications would receive 30% weighting.

–	Are at 72 months of maturity when evaluated on 12/31/09. The B-F indication would receive 100% weighting.
     Complimentary weights are applied to the Expected Loss Ratio methodology for each experience year. This is designed to provide both stability (Expected Loss Ratio method) and moderate responsiveness (B-F method) in determining loss and LAE reserves. The impact of the actuarial weighting methodology was a reduction for the three months ended September 30, 2006 in the net loss and LAE reserves of $0.1 million, or 0.1% of the total net loss and LAE reserves, reflecting favorable loss and LAE emergence for the 2004 accident year. For the nine months ended September 30, 2006, the impact was a reduction of $0.5 million or 0.3% of the total net loss and LAE reserves, reflecting favorable loss and LAE emergence for the 2003 and 2004 accident years.
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
     Darwin could be exposed to losses resulting from a significant liability event, such as an unexpected adverse court decision that impacts multiple insureds, or the occurrence of an unusually high number of liability losses in one reporting period. Such events could have a material adverse impact on Darwin’s results during such period, and such impact would not be mitigated by the Company’s current reinsurance structure. In general, liability claims are susceptible to changes in the legal environment, such as changes in laws impacting claims or changes resulting from judicial decisions interpreting insurance contracts. However, it is often difficult to quantify the impact that such changes in the environment might have on Darwin’s reserves. Not all environmental changes are necessarily detrimental to Darwin’s loss ratio and reserves. For example, recent medical malpractice tort reform legislation at the state level could result in mitigation of loss which, if not offset by significant reductions in price levels, would result in improvement in Darwin’s loss and LAE ratio.
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
     Regarding changes in price levels, for its renewals in 2005 and the first nine months of 2006, Darwin experienced average price decreases of 2.0% and 2.4%, respectively, across its product lines. These decreases follow several years of price increases in lines of business that Darwin writes and we believe they are not unusual during the insurance pricing cycle. Without mitigating factors, such as favorable loss emergence, such reductions in prior price levels could result in a commensurate increase in the expected loss and LAE ratio that is utilized in actuarial methodologies.
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
     Darwin establishes its best estimate for liabilities for loss and LAE reserves. Because of the high level of uncertainty regarding the setting of liabilities for loss and LAE reserves, it is the practice of Darwin to engage, at least annually, an outside actuary to evaluate and opine on the reasonableness of these liabilities. Based on external actuarial opinions as of

December 31, 2005 along with our own internal analyses updated through September 30, 2006, management believes that the reserves for loss and LAE reserves established as of September 30, 2006 and December 31, 2005 are adequate and represent the best estimate of Darwin’s liabilities. For December 31, 2005, our external actuaries filed unqualified statements of actuarial opinion as to the reasonableness of the reserves of each of DNA and Darwin Select with the insurance departments of their respective states of domicile (Delaware and Arkansas). The statements of actuarial opinion filed by our external actuaries indicate that they may be relied upon only by the specified insurance company and the insurance departments of the various states with which it files annual statutory statements.
     Darwin is unable at this time to determine whether additional loss and LAE reserves, which could have a material impact upon its financial condition, results of operations and cash flows, may be necessary in the future.
     The following tables show the breakdown of our reserves between case reserves, IBNR reserves and ULAE reserves both gross and net of reinsurance:
Gross Loss and LAE Reserves

	At September 30, 2006				At December 31, 2005
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)
Other liability, claims-made	$16,580	$117,081	$4,626	$138,287	$5,213	$76,517	$3,079	$84,809
Other liability, occurrence	—	1,099	30	1,129	—	20	1	21
Medical Malpractice Liability, claims-made	12,591	74,886	3,037	90,514	6,699	44,601	1,959	53,259

Total	$29,171	$193,066	$7,693	$229,930	$11,912	$121,138	$5,039	$138,089

Percentage of total gross reserves	12.7%	84.0%	3.3%	100.0%	8.6%	87.7%	3.7%	100.0%

Loss and LAE Reserves, Net of Reinsurance

	At September 30, 2006				At December 31, 2005
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)
Other liability, claims-made	$13,529	$71,652	$4,590	$89,771	$4,997	$48,859	$3,079	$56,935
Other liability, occurrence	—	867	30	897	—	19	1	20
Medical Malpractice Liability, claims-made	10,348	41,728	3,037	55,113	6,452	21,494	1,959	29,905

Total	$23,877	$114,247	$7,657	$145,781	$11,449	$70,372	$5,039	$86,860

Percentage of total net reserves	16.4%	78.3%	5.3%	100.0%	13.2%	81.0%	5.8%	100.0%

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

     The tables below present the potential changes in Darwin’s net loss reserves as of September 30, 2006 (assuming no benefit from reinsurance), before and after the effect of tax, that could result based upon changes of the key assumptions underlying our selected loss reserving methodologies:
Pre-Tax

	Change in Loss
	Development/Emergence
	5% Average	No	5% Average
Change in Expected Loss and LAE Ratio	Decrease	Change	Increase
	(Dollars in thousands)
5 percentage point increase	$4,520	$15,380	$24,480
No change	(10,097)	—	8,460
5 percentage point decrease	(24,713)	(15,380)	(7,560)
After-Tax

	Change in Loss
	Development/Emergence
	5% Average	No	5% Average
Change in Expected Loss and LAE Ratio	Decrease	Change	Increase
	(Dollars in thousands)
5 percentage point increase	$2,938	$9,997	$15,912
No change	(6,563)	—	5,499
5 percentage point decrease	(16,063)	(9,997)	(4,914)
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
     Part of our current excess of loss reinsurance program is structured on a variable-rated basis, which enables us to retain a greater portion of premium if our ultimate loss ratio is lower than an initial provisional loss ratio set out in the reinsurance contract. For these contracts our ceded premium incurred on these treaties is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease relationally within a minimum and maximum range for ceded premium and subject to a loss ratio cap for losses recoverable. Until such time as the ceded premium reaches the maximum rate within the terms of the contract, ceded premium paid to the reinsurer will be in excess of the amount of any losses recoverable from reinsurers. After the ceded premium incurred reaches the maximum rate stated in the contract, covered losses incurred within the contract are recoverable from reinsurers up to a loss ratio cap, without any required additional ceded premium payment. Not all variable contracts specify a loss cap, but where they are in effect, they vary, with the lowest cap being 225% of the maximum rate of ceded premium payable within the terms of the contracts. As a result, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of ceded premiums and losses recoverable from reinsurers on these contracts.
     In addition to the variable-rated excess of loss reinsurance, Darwin also purchases fixed-cost excess of loss reinsurance, under which we cede a fixed percentage of premiums to our reinsurers depending upon the policy limits written, and the losses recoverable are determined based upon losses incurred in excess of the reinsurance attachment point.
     Reinsurance contracts that do not result in a reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed and that do not provide for the transfer of significant insurance risk generally do not meet the requirements for reinsurance accounting and are accounted for as deposits.
     Darwin performs analyses of its reinsurance contracts to ascertain whether or not they meet the risk transfer provisions of Financial Accounting Standards Board (FASB) Statement No. 113, Accounting for Reinsurance (SFAS No. 113). Evaluating risk transfer involves significant assumptions relating to the amount and timing of expected cash flows, as well as interpretations of underlying contract terms, to determine if contracts meet the conditions established by SFAS No. 113. These tests include a number of subjective judgments. Because of this subjectivity and in the context of evolving practices and application of existing and future standards, we could be required in the future to adjust our accounting treatment of these transactions. This could have a material effect on our financial condition and results of operations. Based upon the analysis performed on our reinsurance contracts, we believe that all of our contracts with third party reinsurers meet the risk transfer provisions of SFAS No. 113, and therefore we do not account for any of our reinsurance contracts as deposits.
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
     Deferred Taxes. Up until the time of its initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent, Alleghany. For the periods subsequent to its initial public offering Darwin is required to file its own federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2006, net deferred tax assets of $8.0 million were recorded. At September 30, 2006 gross deferred tax assets were $13.2 million and gross deferred tax liabilities were $5.2 million.
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
     The critical accounting estimates described above should be read in conjunction with Darwin’s other accounting policies as they are described in Note 2 to the December 31, 2005 consolidated financial statements presented in our Registration Statement on Form S-1, as amended. The accounting policies described in Note 2 require Darwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities but do not meet the level of materiality required for a determination that the accounting policy is a critical accounting policy. On an ongoing basis, Darwin evaluates its estimates, including those related to the value of long-lived assets, bad debts, deferred insurance acquisition costs, and contingencies and litigation. Darwin’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Condensed Consolidated Results of Operations
     The following table sets forth our consolidated results of operations and underwriting results (dollars in thousands). The consolidated results of operations give retroactive effect to our reorganization for all periods presented. See “Our History.” All significant inter-company accounts and transactions have been eliminated.

	Three Months Ended			Nine Months Ended
	September 30,		% Change	September 30,		% Change
	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005
Insurance Revenues:
Gross premiums written	$65,427	$43,007	52.1%	$183,375	$113,527	61.5%
Ceded premiums written	(23,500)	(17,040)	37.9%	(68,240)	(46,201)	47.7%

Net premiums written	41,927	25,967	61.5%	115,135	67,326	71.0%
(Increase) decrease in unearned premiums	(6,956)	(4,019)	73.1%	(20,906)	(6,689)	212.6%

Net premiums earned	34,971	21,948	59.3%	94,229	60,637	55.4%
Net investment income	4,512	1,197	276.9%	11,635	2,760	321.6%
Realized investment gains (losses)	(11)	—	*	(24)	(60)	(60.0)%

Total revenues	39,472	23,145	70.5%	105,840	63,337	67.1%

Costs and expenses:
Losses and loss adjustment expenses incurred	24,205	15,492	56.2%	65,236	42,337	54.1%
Commissions and brokerage expenses	4,166	2,517	65.5%	10,154	6,891	47.4%
Other underwriting, acquisition and operating expenses	5,305	3,579	48.2%	15,417	10,210	51.0%
Other expenses	42	236	(82.2)%	320	890	(64.0)%

Total costs and expenses	33,718	21,824	54.5%	91,127	60,328	51.1%

Earnings before income taxes	5,754	1,321	335.6%	14,713	3,009	389.0%

Income tax expense	1,748	459	280.8%	4,542	1,085	318.6%

Net earnings	$4,006	$862	364.7%	$10,171	$1,924	428.6%

Underwriting ratios to net premiums earned
Loss ratio(1)	69.2%	70.6%	(1.4)%	69.2%	69.8%	(0.6)%

Commissions and brokerage expense ratio(2)	11.9%	11.5%	0.4%	10.8%	11.4%	(0.6)%
Other underwriting, acquisition and operating expenses ratio(3)	15.2%	16.3%	(1.1)%	16.3%	16.8%	(0.5)%

Total expense ratio(4)	27.1%	27.8%	(0.7)%	27.1%	28.2%	(1.1)%

Combined ratio(5)	96.3%	98.4%	(2.1)%	96.3%	98.0%	(1.7)%

Net premiums written/gross premiums written	64.1%	60.4%	3.7%	62.8%	59.3%	3.5%

Net premiums earned/net premiums written	83.4%	84.5%	(1.1)%	81.8%	90.1%	(8.3)%

*	Denotes not meaningful.

(1)	Loss ratio is calculated by dividing total incurred losses and loss adjustment expenses by net premiums earned.

(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.

(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.

(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.

September 30, 2006 Compared to September 30, 2005
     Net earnings. Darwin reported net earnings of $4.0 million for the quarter ended September 30, 2006 compared to $0.9 million for the quarter ended September 30, 2005 and net earnings of $10.2 million for the nine months ended September 30, 2006 compared to $1.9 million for the nine months ended September 30, 2005. The increase in net earnings is due primarily to significant increases in net premiums earned (which is the portion of net premiums written that is recognized for accounting purposes as income during a period) and net investment income partially offset by an increase in total costs and expenses in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005. Darwin reported a combined ratio of 96.3% in the third quarter of 2006 compared with a combined ratio of 98.4% in the third quarter of 2005 and reported a combined ratio of 96.3% for the nine months ended September 30, 2006 compared with a combined ratio of 98.0% for the nine months ended September 30, 2005. The improvements in combined ratios primarily reflect an increase in net premiums earned which grew at a faster pace than operating expenses. This resulted in an improvement in the total expense ratio to 27.1% for the quarter ended September 30, 2006 from 27.8% for the quarter ended September 30, 2005 and an improvement in the total expense ratio to 27.1% for the nine months ended September 30, 2006 from 28.2% for the nine months ended September 30, 2005. Additionally, Darwin recognized approximately $0.4 million in earnings ($0.3 million, net of tax) in the third quarter of 2006, from the change in estimate of prior year loss reserves and the corresponding ceded premium, related primarily to the 2004 accident year. For the nine months ended September 30, 2006, Darwin recognized approximately $1.2 million in earnings ($0.8 million, net of tax), from the change in estimate of prior year loss reserves and the corresponding ceded premium, related to the 2003 and 2004 accident years. Darwin’s net investment income increased to $4.5 million in the third quarter of 2006 as compared to $1.2 million in the third quarter of 2005 and increased to $11.6 million in the first nine months of 2006 as compared to $2.8 million in the first nine months of 2005 as a result of an increase in average invested assets and an increase in our investment yield.
     Gross premiums written. Gross premiums written were $65.4 million for the quarter ended September 30, 2006, compared to $43.0 million for the quarter ended September 30, 2005, an increase of $22.4 million, or 52.1%. Gross premiums written were $183.4 million for the nine months ended September 30, 2006 compared to $113.5 million for the nine months ended September 30, 2005, an increase of $69.9 million, or 61.5%. The increase in gross premiums written during the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 reflects significant growth across all of Darwin’s lines of business. Of the $65.4 million of gross premiums written in the third quarter of 2006, approximately $30.7 million was attributable to medical malpractice liability business, $25.7 million was attributable to E&O business and $9.0 million was attributable to D&O business. Of the $183.4 million of gross premiums written in the first nine months of 2006, approximately $73.1 million was attributable to medical malpractice liability business, $81.1 million was attributable to E&O business and $29.2 million was attributable to D&O business.
     Our medical malpractice liability premiums increased by $5.5 million to $30.7 million for the quarter ended September 30, 2006, compared to $25.2 million for the quarter ended September 30, 2005. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $14.5 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $16.2 million of medical malpractice liability premiums. Medical malpractice liability premiums increased by $18.4 million to $73.1 million for the nine months ended September 30, 2006, compared to $54.7 million for the nine months ended September 30, 2005. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $39.5 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $33.6 million of medical malpractice liability premiums. Darwin experienced an average increase in rate for our medical malpractice liability renewal business in the third quarter of 2006 of approximately 1.4% when compared to the third quarter of 2005, and experienced an average increase in rate for our medical malpractice liability renewal business in the first nine months of 2006 of approximately 0.2% when compared to the first nine months of 2005.
     Our E&O gross premiums written increased by $14.0 million to $25.7 million for the quarter ended September 30, 2006, compared to $11.7 million for the quarter ended September 30, 2005 and increased by $43.1 million to $81.1 million for the nine months ended September 30, 2006, compared to $38.0 million for the nine months ended September 30, 2005. This increase resulted from the writing of new E&O policies for approximately $17.0 million and the renewal of policies for $8.7 million of gross premiums written for the quarter ended September 30, 2006 and the writing of new E&O policies for approximately $50.1 million and the renewal of policies for $31.0 million of gross premiums written for the nine months ended September 30, 2006. New business writings were primarily in our managed care, public officials, lawyers and insurance agents E&O classes of business. Darwin experienced a decrease in average rate for our E&O business in the third quarter of 2006 of approximately 9.6% when compared to the third quarter of 2005 and experienced a decrease in average rate for our E&O business in the first nine months of 2006 of approximately 6.8% when compared to the first nine months of

2005. These decreases in rate were primarily the result of competitive pricing pressures in our managed care, lawyers and insurance agents E&O classes of business.
     Our D&O gross premiums written increased by $2.9 million to $9.0 million for the quarter ended September 30, 2006, compared to $6.1 million for the quarter ended September 30, 2005 and increased by $8.3 million to $29.2 million for the nine months ended September 30, 2006, compared to $20.9 million for the nine months ended September 30, 2005. This increase resulted from the writing of new policies for D&O gross premiums written of approximately $5.3 million for the quarter ended September 30, 2006 and $15.1 million for the nine months ended September 30, 2006, primarily for publicly-held companies with market capitalizations of less than $2 billion, and the renewal of policies for $3.7 million of gross premiums written for the quarter ended September 30, 2006 and $14.1 million for the nine months ended September 30, 2006. Our average premium rate for D&O business renewed in the third quarter of 2006 decreased by 0.3% when compared to the third quarter of 2005 and increased by 1.2% when compared to the first nine months of 2005.
     Ceded premiums written. Ceded premiums written were $23.5 million for the quarter ended September 30, 2006, compared to $17.0 million for the quarter ended September 30, 2005, an increase of $6.5 million or 37.9%. Ceded premiums written were $68.2 million for the nine months ended September 30, 2006, compared to $46.2 million for the nine months ended September 30, 2005, an increase of $22.0 million or 47.7%. The ratio of ceded premiums written to gross premiums written was 35.9% for the quarter ended September 30, 2006 compared to 39.6% for the quarter ended September 30, 2005 and was 37.2% for the nine months ended September 30, 2006 compared to 40.7% for the nine months ended September 30, 2005. Ceded premiums written were reduced in the quarter by $0.3 million due to the favorable adjustment of 2004 accident year loss results and were reduced for the nine months ended September 30, 2006 by $0.7 million due to the favorable adjustments for 2003 and 2004 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2003 and 2004 accident year reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during accident years 2003 and 2004. The decrease in ceded premiums written as a percentage of gross premiums written was attributable to the adjustment to ceded premiums described above and the growth in classes of business for which Darwin ceded lesser amounts under our reinsurance contracts.
     Net premiums written. Net premiums written were $41.9 million for the quarter ended September 30, 2006, compared to $26.0 million for the quarter ended September 30, 2005, an increase of $15.9 million or 61.5%. Net premiums written were $115.1 million for the nine months ended September 30, 2006, compared to $67.3 million for the nine months ended September 30, 2005, an increase of $47.8 million or 71.0%. The growth in net premiums written is attributable to the growth in gross premiums written.
     Net premiums earned. Net premiums earned were $35.0 million for the quarter ended September 30, 2006 compared to $22.0 million for the quarter ended September 30, 2005, an increase of $13.0 million or 59.3%, and were $94.2 million for the nine months ended September 30, 2006 compared to $60.6 million for the nine months ended September 30, 2005, an increase of $33.6 million or 55.4%. The increase in net premiums earned is attributable to the growth in net premiums written across all lines of business as described above. The ratio of net premiums earned to net premiums written was 83.4% for the quarter ended September 30, 2006 and 84.5% for the quarter ended September 30, 2005 and was 81.8% for the nine months ended September 30, 2006 and 90.1% for the nine months ended September 30, 2005. The ratio of net premiums earned to net premiums written decrease for the three and nine months ended September 30, 2006 compared to the same three and nine month periods in 2005 was due primarily to the reduction of ceded premiums written on prior accident year results recorded in connection with the favorable loss reserve development on those years, as described above.
     Net investment income and realized investment gains (losses). Net investment income increased to $4.5 million for the quarter ended September 30, 2006 compared to $1.2 million for the quarter ended September 30, 2005, an increase of $3.3 million, or 276.9% and net investment income increased to $11.6 million for the nine months ended September 30, 2006 compared to $2.8 million for the nine months ended September 30, 2005, an increase of $8.8 million, or 321.6%. These increases in net investment income were the result of an increase in average invested assets as of September 30, 2006 compared to September 30, 2005 and increased returns on the investments. The increase in average invested assets is primarily due to the growth in our business and capital contributions from Alleghany in the amount of $135.0 million during the fourth quarter of 2005. The total return on fixed maturities for the nine months ended September 30, 2006 was 4.28%, compared to 1.47% for the same nine month period in 2005. The increase in net investment income was also the result of an increase in our book investment yield. The book investment yield was 4.94% on investments held at September 30, 2006 as compared to 3.57% on investments held at September 30, 2005. The increase in book investment yield was primarily attributable to the investment in 2006 of the above-noted operating cash flows and capital contribution at market yields that were higher than the book yield on investments held at September 30, 2005. Darwin recognized realized losses of $11 thousand in the third quarter of 2006 compared to no realized losses in the third quarter of 2005 and realized losses of $24 thousand in the first nine months of 2006 compared to $60 thousand in realized losses in the first nine months of 2005.

     Losses and LAE incurred. Losses and LAE incurred were $24.2 million for the quarter ended September 30, 2006 compared to $15.5 million for the quarter ended September 30, 2005, an increase of $8.7 million or 56.2%. Losses and LAE incurred were $65.2 million for the nine months ended September 30, 2006 compared to $42.3 million for the nine months ended September 30, 2005, an increase of $22.9 million or 54.1%. Losses and LAE incurred increased over the prior year due to the estimated losses on the increased premium volume in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005, offset by actual and anticipated reinsurance recoveries for the losses (including a provision for recoveries on IBNR losses and LAE). The increase in losses and LAE primarily reflects increased net premiums earned across all of our lines of business. During the third quarter of 2006, Darwin recognized favorable loss development of $0.1 million net of anticipated reinsurance recoveries on the 2004 accident year. For the nine months ended September 30, 2006, Darwin recognized favorable loss development of $0.5 million net of anticipated reinsurance recoveries on accident years 2003 and 2004. Darwin’s loss ratio for the quarter ended September 30, 2006 decreased to 69.2% compared to 70.6% for the quarter ended September 30, 2005. Darwin’s loss ratio for the nine months ended September 30, 2006 decreased to 69.2% compared to 69.8% for the nine months ended September 30, 2005. The decrease in loss ratio for the third quarter of 2006 compared to the same period in 2005 was primarily due to the adjustments totaling $0.4 million ($0.1 million to net losses incurred and $0.3 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2004 accident year results from 60.7% to 60.0%. The decrease in loss ratio for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to the adjustments totaling $1.2 million ($0.5 million to net losses incurred and $0.7 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 and 2004 accident years.
     Commissions and brokerage expenses. Commissions and brokerage expenses were $4.2 million for the quarter ended September 30, 2006 compared to $2.5 million for the quarter ended September 30, 2005, an increase of $1.7 million or 65.5%. Commissions and brokerage expenses were $10.2 million for the nine months ended September 30, 2006 compared to $6.9 million for the nine months ended September 30, 2005, an increase of $3.3 million or 47.4%. The ratio of commissions and brokerage expenses to net premiums earned increased to 11.9% for the quarter ended September 30, 2006 from 11.5% for the quarter ended September 30, 2005 and decreased to 10.8% for the nine months ended September 30, 2006 from 11.4% for the nine months ended September 30, 2005. The increase in commissions and brokerage expenses is attributable to growth in net premiums earned. The increase in the commission and brokerage expense ratio for the three months ended September 30, 2006 compared to the same three month period of 2005 is due to changes in mix of business. For certain of our classes of business, particularly business written for insureds with smaller average premiums and risk profiles, the commission rate was higher. The decrease in the commission and brokerage expense ratio for the nine months ended September 30, 2006 was due to the increase in ceding commissions Darwin received from our reinsurers on a portion of our reinsurance program, which partially offset the growth in commissions and brokerage expenses.
     Other underwriting, acquisition and operating expenses. Other underwriting, acquisition and operating expenses were $5.3 million for the quarter ended September 30, 2006 compared to $3.6 million for the quarter ended September 30, 2005, an increase of $1.7 million or 48.2%. Other underwriting, acquisition and operating expenses were $15.4 million for the nine months ended September 30, 2006 compared to $10.2 million for the nine months ended September 30, 2005, an increase of $5.2 million or 51.0%. The increase is primarily attributable to an increase in personnel costs incurred to support the growth in premiums and general expenses incurred in connection with the expansion of our business. In addition, for the nine months ending September 30, 2006, Darwin incurred approximately $1.0 million in compensation expense in connection with stock options and restricted shares issued to employees and directors at the time of our initial public offering. The ratio of other underwriting, acquisition and operating expenses to premiums earned decreased to 15.2% for the quarter ended September 30, 2006 from 16.3% for the quarter ended September 30, 2005. The ratio of other underwriting, acquisition and operating expenses to premiums earned decreased to 16.3% from 16.8% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
     Darwin’s total expense ratio decreased to 27.1% for the quarter ended September 30, 2006 compared to 27.8% for the quarter ended September 30, 2005. Darwin’s total expense ratio decreased to 27.1% for the first nine months of September 30, 2006 compared to 28.2% for the nine months ended September 30, 2005. The decrease in the total expense ratio for the quarter ended September 30, 2006 compared the same three month period in 2005 is due primarily to the decrease in other underwriting, acquisition and operating expenses as a percentage of net premiums earned. The decrease in the total expense ratio for the first nine months ended September 30, 2006 compared to the first nine months of 2005 is due to decreases in both other underwriting, acquisition and operating expenses and commissions and brokerage expenses as a percentage of net premiums earned. Growth in our business has been at a greater rate than our operating expenses, which has allowed us to spread our other underwriting, acquisition and operating expenses over a larger premium base.
     Other expenses. Other expenses incurred were $40 thousand for the quarter ended September 30, 2006 compared to $0.2 million for the quarter ended September 30, 2005, a decrease of $0.2 million or 82.2%. Other expenses incurred were $0.3 million for the first nine months ended September 30, 2006 compared to $0.9 million for the nine months ended September 30, 2005, a decrease of $0.6 million or 64.0%. These expenses were primarily attributable to Darwin’s long-term incentive plan. The decrease in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 is due to a change in the formula for the calculation of the long-term incentive compensation payable to certain key employees. Effective January 1, 2006, the long-term incentive plan was changed to introduce a net underwriting profitability hurdle rate and imputed investment income was no longer credited to participants.
     Income tax expense. Income tax expense incurred was $1.7 million for the quarter ended September 30, 2006 compared to $0.5 million for the quarter ended September 30, 2005, an increase of $1.2 million. Income tax expense incurred was $4.5 million for the nine months ended September 30, 2006 compared to $1.1 million for the nine months ended September 30, 2005, an increase of $3.4 million. These increases were due to the increased profitability for the quarter and nine months ended September 30, 2006 compared to the quarter and nine months ended September 30, 2005, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 30.4% for the quarter ended September 30, 2006 from 34.7% for the quarter ended September 30, 2005. The effective tax rate decreased to 30.9% for the nine months ended September 30, 2006 from 36.1% for the nine months ended September 30, 2005. The decrease in effective tax rate was attributable primarily to an increase in net investment income received on tax-exempt municipal securities.
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
Darwin Consolidated Financial Position
     Capital Resources. Total capitalization of stockholders’ equity and preferred stock increased to $211.7 million as of September 30, 2006 from $199.5 million as of December 31, 2005, an increase of $12.2 million or 6.1%. The increase was primarily due to the net income for the nine months ended September 30, 2006 of $10.2 million, $1.1 million of unrealized gains after taxes on fixed securities, and $0.9 million of stock-based compensation and the corresponding tax benefits on shares vested during the period.
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
     The Company’s registration statement filed with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock was effective on May 18, 2006 for the issuance of 5,217,391 shares of common stock at an initial offering price of $16.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 782,609 shares of common stock were issued at the $16.00 per share initial public offering price. Gross proceeds from the sale of the 6,000,000 shares of common stock were $96.0 million. Total costs associated with the initial public offering included $9.7 million of underwriting costs and offering expenses. Net proceeds from the offering, after deducting underwriting costs and offering expenses, were $86.3 million.
     The net proceeds from the offering were used to redeem all of the shares of Series A Preferred Stock at the aggregate liquidation preference of $2.3 million and all of the shares of Series C Convertible Preferred Stock with an aggregate liquidation preference of $2.5 million. The remaining proceeds of $81.5 million were used to redeem a portion of the shares of Series B Convertible Preferred Stock at a redemption price per share, on an as-converted basis, equal to the public offering price less underwriting costs ($14.88 per share) or 5,478,904 shares of common stock on an as-converted basis. The remaining outstanding shares of the Series B Convertible Preferred Stock were converted into 9,371,096 shares of common stock. As a result of the Company’s initial public offering and use of net proceeds of the offering, Alleghany’s ownership in the Company was reduced to approximately 55.0%.
     Book Value Per Common Share. As of September 30, 2006, DPUI’s book value per common share was $12.42 per share and the tangible book value per common share was $11.99 per share.
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
     For the nine months ended September 30, 2006, there was a net increase in cash of $17.3 million as the Company generated $89.4 million in cash flow from operations. The Company transferred $68.0 million from the operating cash accounts into short-term investments and fixed maturity securities. Cash flow from operating activities increased in the first nine months of 2006 compared to the first nine months of 2005, due primarily to an increase in premium volume and limited paid loss activity on current and prior accident years. Cash flows used in investing activities increased in the first nine months of 2006 as compared to the first nine months of 2005 primarily due to the fact that in 2006 a greater amount of cash flows generated from operations was invested in our investment portfolio, while 2005 included the purchase of Darwin Select. Cash flows from financing activities decreased during the first nine months of 2006 to $0.3 million compared to $25.2 million for the first nine months of 2005. For 2006, Darwin recorded in additional paid-in capital an excess tax benefit of $0.3 million on the restricted stock that vested in July 2006. Darwin received a capital contribution of $25.2 million from its parent company Alleghany Corporation in the first nine months of 2005 for the purpose of acquiring Darwin Select. The following table summarizes these cash flows for the nine months ended September 30, 2006 and 2005:

	Nine months ended
	September 30,
	2006	2005
	(Dollars in thousands)
Net cash provided by operating activities	$89,354	$42,961
Net cash used in investing activities	(72,404)	(57,596)
Net cash provided by financing activities	302	25,240

Net increase (decrease) in cash	$17,252	$10,605

     At September 30, 2006, we had cash, short-term investments and other investments of $409.6 million, including cash, short-term investments and fixed maturities due within one year of approximately $112.5 million and fixed maturities of $67.8 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represent 27.5% of Darwin’s total investment portfolio and cash balances at September 30, 2006. At December 31, 2005, we had cash, short-term investments and other investments of $315.1 million. Included in our portfolio were cash, short-term investments and fixed maturities due within one year of approximately $202.8 million and fixed maturities of $37.0 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represented

64.3% of Darwin’s total investment portfolio and cash balances at December 31, 2005. This amount was a significant portion of our total portfolio at December 31, 2005 due to the timing of funds received in the fourth quarter of 2005. These funds included a capital contribution from Alleghany of $135 million and the receipt of net cash of $84.1 million from the Capitol Companies in exchange for DNA’s assumption of responsibility for the insurance business produced by DPUI and written on policies of the Capitol Companies. In accordance with our investment guidelines, our external investment manager has purchased longer-duration fixed maturities with these funds. We believe that cash generated by operations and cash generated by investments will provide sufficient sources of liquidity to meet our anticipated needs over the foreseeable future.
     Contractual Obligations. We have certain obligations to make future payments under contracts and commitments. At September 30, 2006, certain long-term aggregate contractual obligations and commitments were as follows:

			More than	More than
			1 Year but within	3 Years but within	More than
Contractual Obligations	Total	Within 1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Operating lease obligations	$3,375	$581	$1,447	$1,347	$—
Other long-term liabilities reflected on consolidated balance sheet under GAAP(1)	2,326	361	1,965	—	—
Loss and LAE reserves	229,930	53,307	116,155	25,522	34,946

Total	$235,631	$54,249	$119,567	$26,869	$34,946

(1)	Other long-term liabilities primarily reflect Darwin’s long-term incentive plan obligations.
     Darwin has obligations to make certain payments for losses and LAE pursuant to insurance policies we issue. These future payments are reflected as reserves on our financial statements. With respect to reserves for losses and LAE, there is typically no minimum contractual commitment associated with insurance contracts and the timing and ultimate amount of actual claims related to these reserves is uncertain. The table above estimates the expected payment pattern of loss and LAE reserves. Given our limited loss experience and operating history, we have utilized industry experience in estimating these amounts. Our actual future payment experience could differ materially. For additional information regarding reserves for losses and LAE, including information regarding the timing of payments of these expenses, see “Critical Accounting Estimates — Loss and LAE Reserves.”
     Investments. We utilize a third-party investment manager, General Re-New England Asset Management, to manage our investments. We have provided our investment manager with investment guidelines and our Board of Directors reviews our investment performance and the investment manager’s compliance with our investment guidelines on a quarterly basis. We believe that we have a conservative approach to our investment and capital management strategy with an objective of providing a stable source of income and preserving capital to offset underwriting risk. We maintain an investment portfolio representing funds that have not yet been paid out as claims, as well as the capital we hold for our stockholders. As of September 30, 2006, our investment portfolio had a fair value of $382.1 million, an increase of $77.2 million over the December 31, 2005 investment portfolio fair value of $304.9 million. The increase in invested assets at September 30, 2006 when compared to December 31, 2005 was primarily due to cash flows from operations and the investing of funds received in connection with the fourth quarter 2005 capital contribution received from Alleghany. Invested assets at December 31, 2005 increased by $223.1 million, from $81.8 million at December 31, 2004 primarily due to our capital contributions from Alleghany and the receipt of cash from the Capitol Companies in exchange for our assumption of responsibility for the insurance business produced by DPUI and written on policies of the Capitol Companies. Our investment portfolio consists of long-term fixed maturity and short-term investment securities. We currently do not have any equity securities in our portfolio.

     The following table presents the dollar and percentage distributions of investments as of September 30, 2006 and December 31, 2005:

	At September 30,		At December 31,
	2006		2005
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Fixed maturity securities:
U.S. Government and government agencies	$23,268	6.1%	$15,932	5.2%
State and municipal	113,924	29.8%	31,000	10.2%
Mortgage/asset-backed securities	95,513	25.0%	39,204	12.8%
Corporate and other	71,975	18.8%	34,634	11.4%

Total fixed maturity securities	304,680	79.7%	120,770	39.6%
Short-term investments	77,420	20.3%	184,088	60.4%

Total investments	$382,100	100.0%	$304,858	100.0%

     The following table presents the book and tax-equivalent yield on all investments as of September 30, 2006 and December 31, 2005:

	At September 30, 2006	At December 31, 2005
Book yield on all investments	4.94%	4.20%

Tax-equivalent yield on all investments	5.50%	4.39%

     The table below compares returns on our total investments to comparable public indices. While there are no directly comparable indices to our portfolio, the Lehman Intermediate Aggregate Bond Index is a widely used industry benchmark. Both our performance and the indices include changes in unrealized gains and losses.

	For the Nine Months Ended September 30,
	2006	2005
Return on total investments	4.28%	1.82%

Lehman intermediate aggregate	3.27%	1.47%

     Our fixed-income portfolio is invested in investment grade bonds. The National Association of Insurance Commissioners (NAIC) assigns ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our fixed income portfolio by independent rating agency and comparable NAIC designations as of September 30, 2006, and December 31, 2005:

		At September 30, 2006			At December 31, 2005
	NAIC	Amortized	Fair	%	Amortized	Fair	%
Rating(1)	Designation	Cost	Value	Total	Cost	Value	Total
		(Dollars in thousands)
AAA	1	$209,502	$210,718	69.2%	$82,850	$82,772	68.5%
AA +	1	6,096	6,221	2.0%	2,133	2,159	1.8%
AA	1	20,952	21,301	7.0%	3,906	3,920	3.2%
AA -	1	10,829	10,936	3.6%	6,977	6,996	5.8%
A +	1	15,139	15,172	5.0%	8,804	8,784	7.3%
A	1	21,104	21,042	6.9%	8,316	8,332	6.9%
A -	1	15,886	15,877	5.2%	7,348	7,323	6.1%
BBB+	2	3,437	3,413	1.1%	—	—	0.0%
BBB	2	—	—	0.0%	498	484	0.4%

		$302,945	$304,680	100.0%	$120,832	$120,770	100.0%

(1)	Ratings are the lowest rating assigned by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., or Moody’s Investors Service. Where not available from either rating agency, ratings are determined by other independent sources.

     The maturity distribution of fixed maturity securities held as of September 30, 2006 and December 31, 2005 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30,		At December 31,
	2006		2005
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Due in one year or less	$7,547	2.5%	$8,399	7.0%
Due after one year through five years	67,822	22.3%	36,977	30.6%
Due after five years through ten years	29,616	9.7%	7,713	6.4%
Due after ten years	104,183	34.2%	28,477	23.6%
Mortgage/asset-backed securities	95,512	31.3%	39,204	32.4%

Total fixed maturities	$304,680	100.0%	$120,770	100.0%

     As of September 30, 2006, the average option adjusted duration of our fixed-income portfolio was 3.88 years compared to 1.57 years as of December 31, 2005. The increase in our investment duration at September 30, 2006 was due to the investing of the funds from the capital contribution made by Alleghany in the fourth quarter of 2005. The concept of average option adjusted duration takes into consideration the probability of having the various option features associated with many of the fixed-income investments we hold exercised. Fixed maturity securities are frequently issued with call provisions which provide the option of adjusting the maturity of the security at the option of the issuer.
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
     An investment in a fixed maturity security which is available for sale is impaired if its fair value falls below its amortized cost, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes a current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery. As of September 30, 2006, Darwin did not own any fixed maturity securities which were considered to be impaired.
     The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2006.

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Type of investment
U.S. Government bonds	$3,584	$(74)	$6,941	$(107)	$10,525	$(181)
State and municipal bonds	4,876	(13)	1,931	(29)	6,807	(42)
Mortgage/asset-backed securities	28,230	(173)	1,676	(35)	29,906	(208)
Corporate bonds and notes	22,108	(157)	4,660	(81)	26,768	(238)

Total fixed maturity securities	$58,798	$(417)	$15,208	$(252)	$74,006	$(669)

     The unrealized losses on fixed maturity securities are primarily interest rate related. Each of the fixed maturity securities with an unrealized loss at September 30, 2006 has a fair value that is greater than 96.5% of its amortized cost. Of the 37 securities that have been in an unrealized loss position for longer than 12 months, 20 are U.S. Treasury securities and each of the remaining securities has a fair value that is greater than 96.5% of its amortized cost. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment, and none is rated below investment grade. Based on management’s review of the factors above, no securities are considered to be other-than-temporarily impaired.

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
     The table below presents a sensitivity analysis of the debt securities of Darwin that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we measure the potential change of + / — 100, + / — 200, and + / — 300 basis point range of change in interest rates to determine the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2006 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security.
Sensitivity Analysis
At September 30, 2006
Interest Rate Shifts (in basis points)

	—300	—200	—100	0	100	200	300
	(Dollars in thousands)
Fixed Maturity Securities
Portfolio value	$341,791	$328,903	$316,654	$304,680	$292,797	$281,219	$269,946
Change	37,111	24,223	11,974	—	(11,883)	(23,461)	(34,734)
% Change	12.2%	8.0%	3.9%	0.0%	(3.9)%	(7.7)%	(11.4)%
     There has been no material change in our market risks from those disclosed in the section captioned “Quantitative and Qualitative Disclosures about Market Risk” within Management’s Discussion and Analysis of Financial Conditions and Results of Operations, as set forth in our Registration Statement on Form S-1, as amended, dated May 18, 2006.
Item 4. Controls and Procedures
     Darwin maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
During the third quarter, the Company created and staffed its own internal audit function reporting directly to the Audit Committee of the Board of Directors and which is expected to plan and perform a number of the internal audits previously performed by Alleghany’s internal audit staff. In connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act (the “Rules”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that other than as stated in the immediately preceding sentence, there was no change in the Company’s internal control over financial reporting (as that term is defined in the Rules) that occurred during the quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On August 9, 2006, Darwin’s Board of Directors authorized the restatement of the Certificate of Incorporation, which restatement removed provisions authorizing or otherwise relating to the Series A, Series B and Series C Preferred Stock, none of which were issued or outstanding. The restated Certificate of Incorporation was filed with the Secretary of the State of Delaware on August 21, 2006.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Darwin Professional Underwriters, Inc., as filed and accepted by the Secretary of State of Delaware on August 21, 2006.

10.9	Darwin Professional Underwriters, Inc. Stock and Unit Plan for Non-Employee Directors, as amended by the Board of Directors on August 9, 2006.

10.48.1	Trust Agreement, effective as of September 1, 2006 among DARWIN NATIONAL ASSURANCE COMPANY, as Grantor, CAPITOL INDEMNITY CORPORATION, as Beneficiary and THE BANK OF NEW YORK, as Trustee

10.48.2	Trust Agreement, effective as of September 1, 2006 among DARWIN NATIONAL ASSURANCE COMPANY, as Grantor, CAPITOL SPECIALITY INSURANCE COMPANY, as Beneficiary and THE BANK OF NEW YORK, as Trustee

10.48.3	Trust Agreement, effective as of September 1, 2006 among DARWIN NATIONAL ASSURANCE COMPANY, as Grantor, PLATTE RIVER INSURANCE COMPANY, as Beneficiary and THE BANK OF NEW YORK, as Trustee

31.1	Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Darwin Professional Underwriters, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARWIN PROFESSIONAL UNDERWRITERS, INC. (Registrant)
By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr.
Senior Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Date: November 3, 2006