Form 10-K
period 2006-12-31
Darwin Professional Underwriters Inc
filed 2007-02-28
CIK 1355795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  001-32883
DARWIN PROFESSIONAL UNDERWRITERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0510450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9 Farm Springs Road Farmington, CT (Address of principal executive offices)	06032 (Zip Code)

Registrant’s telephone number, including area code:
  860-284-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act:
Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑

As of February 23, 2007, 17,048,022 shares, par value $0.01 per share, of Common Stock of the registrant were outstanding, and the aggregate market value (based upon the closing price of these shares on the NYSE Arca Inc. of the shares of Common Stock of registrant held by non-affiliates was $163,189,243.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to Annual Meeting of Stockholders of Darwin Professional Underwriters, Inc. to be held on May 4, 2007 are incorporated into Part III of this Form 10-K Report.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
Darwin Professional Underwriters, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2006

PART I

Unless the context requires otherwise, references in this Annual Report to “Darwin,” the “company,” “we,” “our” and “us” are to Darwin Professional Underwriters, Inc. and its subsidiaries, taken as a whole, unless the context otherwise requires. We sometimes refer to Darwin Professional Underwriters, Inc., excluding its subsidiaries, as “DPUI.” References to “Alleghany” are to Alleghany Corporation, our ultimate parent company, which is a holding company primarily engaged, through its subsidiaries, in the property and casualty insurance business. References to “Darwin Group” are to our subsidiary Darwin Group, Inc. References to “DNA” are to our subsidiary Darwin National Assurance Company and references to “Darwin Select” are to our subsidiary Darwin Select Insurance Company. Whenever in this Annual Report we refer to business generated, written or produced by Darwin, we include business produced by DPUI and written on policies of certain insurance company subsidiaries of Alleghany (which we refer to as the “Capitol Companies”), whether before or after the acquisitions of DNA and Darwin Select, all of which policies are now fully reinsured by DNA. This Annual Report gives effect to certain reorganization and reinsurance transactions that were implemented prior to the date of our initial public offering as though the structure of our business resulting therefrom had been in effect since our inception in March 2003. See “Business and Properties” for a description of these transactions.

ITEMS 1 and 2.  Business and Properties.

Overview

We are an insurance holding company, and our subsidiaries are engaged in writing policies across a spectrum of the specialty commercial insurance market, principally within the executive and professional liability classes, including ancillary coverages. We currently write the bulk of our business in three broad professional liability lines of business: Directors and Officers Liability (“D&O”); Errors and Omissions Liability (“E&O”); and Medical Malpractice Liability.

Our principal objective is to create and sustain superior returns for stockholders by generating consistent underwriting profits across our product lines and through all market cycles. We believe that this can be best accomplished by directing our efforts toward consistent growth of our small and middle market business, while taking advantage of opportunities when they are presented by larger accounts in the professional liability insurance market.

Since our formation almost four years ago, we have grown our business to produce $246.3 million of gross premiums written in calendar year 2006, which was up 49% from the $165.8 million of gross premiums written in calendar year 2005. Despite the Company’s significant premium growth since our inception, we believe that we continue to have a substantial opportunity to penetrate the markets for our target lines of business, which we estimate exceed $20 billion in annual premium volume. Although, at any given time, our focus will be on those portions of this estimated $20 billion market that then represent the greatest opportunities, we believe our existing market share (currently approximately 1%) allows for significant future growth.

Stephen Sills, our President and Chief Executive Officer, and Alleghany formed DPUI in March 2003. The Company was initially created as an underwriting manager for the Capitol Companies, pending the establishment or acquisition of a separate insurance carrier for our business (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We wrote our first policy in the spring of 2003. We believe that the timing of our market entry was favorable, and allowed us to quickly establish a presence in our target markets, particularly D&O for public companies, Medical Malpractice Liability, managed care E&O and insurance agents E&O. When we entered the market, many of our target classes of business were attractively priced as a result of prior industry losses and the corresponding price increases that resulted. At that time, we were able to realize benefits from a corrective phase in the cycle of pricing and policy terms, without having sustained the losses that produced these market corrections. We also took advantage of the opportunity to develop insurance systems using current technology. We believe these systems provide us with a competitive advantage compared to insurance companies that are encumbered by older systems and processes.

Since Darwin’s formation in March 2003, we have gradually increased the number and variety of coverages offered by our subsidiaries, most recently adding E&O liability products which address insurance company and technology provider exposures and developing an offering for clinical trials professionals. We value diversification in our portfolio of product offerings and anticipate that additional products and product lines will continue to be introduced from time to time. While our underwriting activities are likely to remain predominantly oriented toward professional liability coverages in the D&O, E&O and Medical Malpractice Liability lines, other specialty property-casualty businesses will also be explored. Our insurance company subsidiaries are currently rated “A−” (Excellent) by A.M. Best.

The executives who founded and continue to lead our Company have significant experience in the insurance industry in general, and particularly in the specialty lines of business that we write. Five of the seven executives who constitute our management team, including Mr. Sills, worked together at Executive Risk Inc., a specialty insurance company that was acquired by The Chubb Corporation in 1999. Company management and other employees currently own approximately 10.6% of the Company’s issued and outstanding shares (includes ownership in the form of shares awarded under the Company’s restricted stock plan). Alleghany owns approximately 54.9% of the Company’s issued and outstanding common stock.

Our insurance group includes both an admitted company (DNA) and a surplus lines company (Darwin Select) (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our History”). These companies provide us with the ability to write business both on an admitted basis and on a surplus lines basis throughout much of the United States. Surplus lines insurance covers risks that do not fit the underwriting criteria of standard, admitted carriers, usually because of the perceived risk associated with aspects of the insured’s business. In contrast to an admitted insurance company, which is required to be licensed in each state where it writes insurance, a surplus lines insurance company does not have to apply for and maintain a license in each state where it writes insurance. It is, however, either required to meet suitability standards or else be subject to approval under each particular state’s surplus lines laws in order to be an eligible surplus lines insurance company. Because insureds in the surplus lines market are generally considered higher risk, surplus lines carriers generally offer more restrictive coverage at higher prices than would be offered by the standard market. Because of their greater flexibility, we usually prefer to use surplus lines policies where they are legally authorized and accepted by the market.

In November 2005, Alleghany contributed $135 million to Darwin Group, which was subsequently contributed by Darwin Group to its wholly-owned subsidiary DNA (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our History”). This capital infusion resulted in total GAAP equity for Darwin of approximately $200 million. It also enabled DNA, which previously had been rated on a “reinsured” basis (based upon its relationship with the Capitol Companies), to obtain an independent “A−” (Excellent) rating from A.M. Best, and it enabled Darwin Select to obtain an “A−” (Excellent) rating on a reinsured basis (based on DNA’s relationship with Darwin Select). As of December 31, 2006, we had stockholders equity of $217.9 million. We believe that this level of capital provides us with a conservative balance sheet relative to our net premiums written of $157.0 million in 2006, particularly when taking into consideration the fact that we did not write any insurance business prior to 2003.

Our Competitive Strengths

We believe that our competitive strengths include:

Proven Leadership and Experienced Management.  Our executive officers have significant experience in the insurance industry in general, and particularly in the specialty lines of business that we write. Our President and Chief Executive Officer, Stephen Sills, has more than 30 years of insurance industry experience and is the former Chief Executive Officer of Executive Risk Inc. (now a subsidiary of The Chubb Corporation). Under his leadership, Executive Risk Inc. grew from a small, private D&O facility into a leading, publicly-traded specialty lines insurance carrier. Five of the seven executives who constitute our management team, including Mr. Sills, worked together at Executive Risk Inc. The seven members of our senior management team average well over 20 years of experience in the insurance industry. We believe that we have attracted superior management and a talented workforce, creating an environment that is innovative, disciplined, energetic and team-oriented.

Specialized Product Offerings and Underwriting Expertise.  We focus on specialty professional liability products. We believe our targeted focus allows us to understand the unique needs of our customers and to tailor products and services to meet their needs. It also allows us to identify opportunities, such as underserved markets, where, in our judgment, the perception of risk is greater than the actual risk. We believe that this focus and specialization also allows us to recognize problems quickly so that we are able to address them promptly. Although we concentrate on specialty markets, we have diverse products and customers within our product lines. We believe that our specialty focus, disciplined underwriting, collaborative processes and entrepreneurial culture facilitate our ability to bring new product offerings to market quickly and that, taken together, these factors position us to write profitable business through all market cycles.

Our Knowledge of the Healthcare Industry.  We have a team of professionals dedicated to the specialty insurance needs of the healthcare industry, one of the largest and fastest growing industries in the country. The expertise of these professionals extends across all three of our major lines of business and includes professionals with underwriting, claims, risk management and actuarial backgrounds. We believe that our dedicated team of experienced professionals and our track record in developing insurance solutions for the healthcare industry provide us with a competitive advantage.

Focused Distribution.  We are selective when choosing our distribution partners. We have developed a network of approximately 180 distribution partners that focuses on the lines and classes of business in the professional liability insurance market that we find attractive. Four of these distribution partners are known as program administrators, third-party entities authorized to bind business for us subject to underwriting guidelines that we prescribe. In choosing our distribution partners, we look for technical expertise; a shared commitment to excellent service (including value-added elements like risk management and loss control); an ability to significantly penetrate the portion of the distributor’s business that is of greatest interest to us; and a willingness to innovate with us in new technologies, processes and products.

Innovative Use of Technology.  We have developed our systems platform using current technology that we believe maximizes the effectiveness and flexibility of our key functions, including underwriting, claims, finance and accounting. This technology platform facilitates significant “real-time” management reporting capability and allows us to interact efficiently with our distribution partners. We have developed and rolled out i-bind, our web-based underwriting system, to selected distribution partners. i-bind is an underwriting system that allows on-line policy submission, rating, quoting, proposal and binder issuance. i-bind is a dynamic application that only asks for relevant information based on prior answers and provides intelligent underwriting through thousands of rules embedded in the system.

Strong Ratings.  Our insurance company subsidiaries are rated “A−” (Excellent) by A.M. Best. “A−” (Excellent) is the fourth highest rating of A.M. Best’s 16 rating categories. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders; therefore, our subsidiaries’ ratings are not evaluations directed to the protection of investors. A.M. Best’s opinions are derived from an evaluation of a company’s balance sheet strength, operating performance and business profile. We believe that our ratings provide us with a competitive advantage over lower-rated or unrated insurance companies in establishing lasting relationships with our distribution partners and in marketing to insureds. While our current ratings are strong, there are business risks associated with a decline in our ratings in the future (see “Risks Related to Our Business” on page 29).

Conservative Balance Sheet.  As of December 31, 2006, we had stockholders’ equity of $217.9 million, with $157.0 million of net premiums written in 2006. We believe that our capital base is currently unleveraged and we believe it is sufficient to support a significantly greater volume of net premiums than we currently write. Additionally, we believe that our investment portfolio is conservative. As of December 31, 2006, our investment portfolio was entirely invested in cash and fixed-income securities that had an average duration of 3.99 years, and 93.1% of the fixed-income securities had a quality rating of A or higher from Standard & Poor’s. We are currently investigating the feasibility of diversifying our portfolio to include some classes of equity for a small minority of the Company’s total portfolio holdings.

Our Strategy

We have developed strategies that we believe assist us in pursuing our objective of creating and sustaining superior returns for our stockholders by generating consistent underwriting profits across our product lines and through all market cycles. These strategies include:

Manage a Balanced Book of Business.  We strive to balance our three broad lines of business (D&O, E&O and Medical Malpractice Liability), with the goal of having each line constitute between 30% — 40% of our total business, subject to market conditions in any particular segment. We also continue our focus on growing our small and mid-sized account business, which we believe will maintain more consistent profitability through market cycles and over sustained periods. Smaller businesses represent a significant market opportunity for Darwin, and we believe that i-bind will assist us and our distribution partners in producing and managing small account business in a cost-effective manner. However, when market conditions warrant, we plan also to selectively write profitable larger accounts.

Focus on Underwriting Profitability.  Sustained profitability requires careful class of business and individual risk selection, as well as the consistent monitoring of underwriting results, identification of trends and implementation of corrective action when necessary. We believe our management reporting capability enhances our ability to monitor results and make timely, accurate decisions to manage our business profitably. As part of the monitoring process, we hold regular “roundtable” reviews of underwriting risks; we engage in price monitoring discussions among underwriting, claims and actuarial personnel, as well as senior management; we conduct claim reviews, including quarterly meetings of claims, actuarial and underwriting personnel and senior management to review serious and potentially serious claims; and we perform periodic audits of the claims and underwriting functions. We believe these processes are enhanced by our collaborative culture and by the substantial centralization of core functions at our headquarters in Farmington, CT. In addition, our commitment to underwriting profitability is augmented by management’s equity ownership interest in the Company and by the incentive compensation structure for our key employees, which ties bonus compensation to long-term underwriting results.

Limit Commodity Business.  We seek to avoid business where our products and services are seen as being interchangeable with those of our competitors. Such commodity relationships are difficult to sustain and, generally, are profitable only during the most favorable market conditions. We limit commodity business by:

•	Emphasizing primary and first excess layer business. We believe that, at these attachment points, we have more influence over terms, conditions, rates, and handling of claims, and that our greater degree of involvement in these matters enables us to form stronger relationships with customers.

•	Providing added value to insureds. We believe both our profitability and the “stickiness” (loyalty) of our producer and customer relationships are improved when we provide value-enhancing activities, such as risk management and loss control assistance, to insureds.

•	Constantly looking for “loose bricks.” We use “loose bricks” as a short-hand description for opportunities that arise from market dislocations, such as an underserved market, an unmet need for innovation and speed, or a disparity between perception and the reality of a particular type of risk. We seek to capitalize on the opportunities created by these market dislocations.

Utilize Technology to Efficiently Operate our Business.  As we have built our business, we have used current technology to automate operational functions and processes, and to automatically feed transactional data between systems. Presently, our underwriting, claims, financial reporting and accounts payable systems and processes benefit from these integrated transactional data transfers. We believe that our technology design and the absence of any legacy systems enable us to transact business more efficiently, and to maintain high quality service levels with fewer employees than would be needed if these processes and systems were not in place.

Expand Use of i-bind Technology.  We believe our proprietary i-bind methodology has the potential to significantly assist us in the cost-effective production and underwriting of small account, small premium professional liability business. Historically, on-line systems have been limited in their use and functionality with regard to the professional liability lines, and the production of this business has been relatively expensive. The complexity of these coverages frequently requires a retail agent to seek the assistance of a wholesale broker, and is thus relatively expensive to produce. Because we believe that insurance purchasers want to have an agent or broker to advise them in the purchase of professional liability products, we designed i-bind so that, rather than displacing the intermediary, it enables the agent or broker to operate more efficiently.

i-bind enhances relationships with our distribution partners by efficiently providing real time quoting and binding capability for the producer, seamless interaction between wholesaler, retailer and insurance carrier, flexible coverage options and intelligent underwriting software. i-bind is a dynamic on-line application that asks for only the relevant information (based on prior answers) and provides intelligent underwriting through the several thousand rules embedded in the system. As of December 31, 2006, i-bind had been introduced on a limited basis to nineteen producers for our private and non-profit D&O products. During 2007, we plan to expand the number of distribution partners who can access the system, as well as the products available on it.

Grow Responsibly into Our Capital Base.  We believe our capital base is sufficient to support a significantly greater volume of net premiums than we currently write. In 2006, we had net premiums written of $157.0 million, an increase of 56% over 2005. The ratio of net premiums written to statutory surplus is a common industry measure for capital utilization. Our ratio for 2006 was 0.85, which compares favorably to the 1.1 ratio reported in a study by A.M. Best of 214 insurers focused on commercial casualty lines, for net premiums written for 2005 to statutory surplus as of December 31, 2005 (the most recent year for which data is available). Based upon current market conditions, we believe there are opportunities to produce significant premium growth over the next three to five years. Over time, we will seek to deploy our capital more fully, while maintaining our focus on underwriting profitability. We also intend to maintain reinsurance buying and investment practices that will protect our balance sheet strength as we increase our volume of net premiums written relative to our capital base.

Selective Acquisitions.  We believe attractive acquisition possibilities may arise from time to time, presenting the opportunity to diversify our business profitably. Acquisition opportunities, which may include risk-bearing entities or distribution firms (e.g. program administrators) will be considered if they meet our criteria, which include: enhancing our portfolio of product offerings for our current distribution base, expanding our distribution capabilities for specialty liability insurance and/or increasing our geographic spread of business.

Industry Dynamics

The property and casualty insurance business has historically been subject to cyclical fluctuation in pricing and availability. “Soft” markets are characterized by an excess of capital and underwriting capacity, and by pricing and policy terms that are relatively less favorable to insurers. Soft markets generally result in intense premium rate competition, an erosion of underwriting discipline and poor operating performance. Quite often, a “soft” market will be followed by a period of diminishing capacity and increased underwriting discipline; companies may exit unprofitable areas of business and/or increase premiums in order to improve operating performance. This phase of the cycle is generally referred to as a “hard” market.

Although the professional liability businesses on which we focus are subject to “soft” and “hard” market cycles, the individual lines of business generally have separate dynamics and rarely move in lock step with one another. For example, the public D&O market recently has been impacted by options backdating and similar corporate scandals. On the other hand, the market for insurance agents’ E&O has been impacted by natural disasters and the managed care E&O market has been impacted by certain class-action litigation. In addition, compared to the smaller and mid-sized accounts that we focus on, large commercial insureds tend to be more impacted by market cycles, are more volatile, and generally more difficult to write profitably over long periods of time. Conversely, small and mid-sized accounts, even with their loss patterns that are relatively stable, do experience rate increases in hard markets, while their rate decreases are more modest during softer periods.

A survey sponsored by The Council of Insurance Agents & Brokers reported that, in the soft commercial property and casualty market through the fourth quarter of 2006, rates for the average small account (defined as accounts with less than $25,000 in commission and fees) decreased by only 6.3%, while rates for the average mid-

sized account (commissions and fees ranging from $25,000 to $100,000) decreased by 10.5% and rates for the average large account (more than $100,000 in commissions and fees) decreased by 12.1%. Our belief that losses are generally more stable in small and mid-sized risks is also supported by the 2005 Directors and Officers Liability Survey Report by Towers Perrin. According to that study both claims frequency (the average number of claims per participant) and claims susceptibility (the likelihood of incurring a claim) correlate to asset size. Entities with smaller asset sizes had significantly less loss frequency and susceptibility than the larger asset size companies. The report noted a particularly strong correlation between entities with asset sizes below $100 million and a reduced susceptibility to and frequency of claims.

Admitted Business and Surplus Lines Business

Our admitted company, DNA, is required to be licensed in each state where it operates. In general, an admitted carrier must file premium and rate schedules and policy or coverage forms for review and approval by the insurance regulators. In many states, an admitted carrier’s rates and policy forms must be approved prior to use, and insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. In some states, commercial lines have been deregulated so that admitted insurers are able to write certain commercial risks without obtaining prior review or approval of rates and/or forms, although the content of the policy is still regulated.

Our surplus lines carrier, Darwin Select, is not subject to rate and form requirements and does not participate in the various states’ guaranty fund programs. Darwin Select can implement changes in policy terms and underwriting guidelines or rates more quickly than DNA. Because of the greater ability to respond to market changes, we use Darwin Select’s surplus lines policies where acceptable to the market. However, as described in the discussion of specific classes below, in states where forms and rates have been deregulated for larger commercial insureds, we will write some classes on an admitted basis. If surplus lines are not authorized by regulators for certain business, or if market conditions make surplus lines unacceptable, then we issue policies on an admitted basis.

Our Products and Markets

We group our products into the following lines of business: Directors and Officers liability (“D&O”), Errors and Omissions liability (“E&O”), and Medical Malpractice (also known as Medical Professional Liability). Within each of these lines of business we target specific classes that we believe exhibit adequate pricing and favorable terms and conditions. We have gradually expanded the number of classes in which we do business. For example, we added the Psychiatrist class to our Medical Malpractice Liability line in 2004, the Municipal Entity and Public Officials class to our E&O line of business in 2005 and the Psychologist class to our E&O line in 2006. In each case, we expanded because we were able to add expertise by hiring key employees or contracting with program administrators who have experience in these classes. Additionally, we added the Miscellaneous Medical Facilities class to our Medical Malpractice Liability line in 2004, the Technology class to our E&O line in 2005 and the Insurance Company class to our E&O line in 2006, in each case by hiring professionals with expertise in those areas to take advantage of opportunities that we believed were emerging in those markets.

The following table lists each class that we currently write and when we began to write it.

Line of Business	Market Classes	2003	2004	2005	2006

D&O	Public Accounts	✓	✓	✓	✓
	Private Accounts	✓	✓	✓	✓
	Employment Practices	✓	✓	✓	✓
	Healthcare Management Liability	✓	✓	✓	✓
	Fiduciary		✓	✓	✓
	Non-profit Accounts			✓	✓
	Financial Institutions				✓
E&O	Managed Care	✓	✓	✓	✓
	Lawyers Professional	✓	✓	✓	✓
	Insurance Agents	✓	✓	✓	✓
	Miscellaneous Professional	✓	✓	✓	✓
	Technology			✓	✓
	Municipal Entity and Public Officials			✓	✓
	Insurer				✓
	Psychologists				✓
	Financial Institutions				✓
Medical Malpractice Liability	Hospital Professional Liability	✓	✓	✓	✓
	Physicians and Physician Groups	✓	✓	✓	✓
	Miscellaneous Medical Facilities		✓	✓	✓
	Psychiatrists		✓	✓	✓

The following table sets forth gross premiums written by line of business during each of the past three years:

	Year Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Directors and Officers	$40,626	16.5%	$32,926	19.9%	$24,453	24.3%
Errors and Omissions	111,039	45.1%	58,867	35.5%	36,712	36.5%
Medical Malpractice Liability	94,587	38.4%	74,031	44.6%	39,290	39.1%

Total	$246,252	100.0%	$165,824	100.0%	$100,455	100.0%

Each of these businesses has underwriting and service needs that are unique to its operations and, therefore, we believe that each provides a distinct underwriting opportunity for us.

Although we generally seek to build a balanced book of business with each of our three lines constituting 30-40% of our total business, we will write more business in one line or in one industry concentration than another when we see favorable market opportunities. For example, in 2006 our E&O Liability line, where we observed favorable market conditions, totaled 45.1% of gross premiums written.

Both D&O and E&O are designed to protect insureds against lawsuits and associated legal defense expenses. In connection with D&O coverage of for-profit corporations, such liabilities arise from claims by customers, vendors, competitors and former employees, although the most severe liabilities have historically arisen from lawsuits by stockholders alleging director or officer failure to discharge duties to the corporation or violations of federal securities laws (which are frequently asserted as class actions). In the case of non-profit organizations, our coverage often involves employment practices litigation. E&O is most often sold to professionals, where the principal sources of potential claims are dissatisfied clients alleging breaches of professional standards or ethical violations. Fiduciary liability coverage is intended primarily to protect those who invest and administer benefit plan trusts, and we generally sell this coverage along with, or as an adjunct to, D&O. Employment practices liability insurance, which is available to cover both the employing organization and its supervisors, insures against losses associated with employee claims such as sexual harassment, wrongful termination and discriminatory treatment. Employment practices liability coverage is included in such products as Healthcare Management Liability and Private and Non-profit D&O, and is also offered as a stand-alone product.

Medical Malpractice Liability is designed to protect insureds against lawsuits and associated legal defense expenses. In connection with Medical Malpractice Liability coverage for Hospital Professional Liability, Miscellaneous Medical Facilities, Physicians & Physicians Groups and Psychiatrists, the most frequent and severe claims have historically arisen from patients who allege physician and/or organizational negligence.

We occasionally write small amounts of non-specialty business as an adjunct to specialty coverage. For example, we may include general liability coverage as part of a hospital professional liability coverage. When we do write such general liability insurance as an adjunct to specialty coverage, the limits offered are not affected. The non-specialty coverage is included in the overall policy limit.

The overwhelming number of our policies are “claims-made,” although we do write a small amount of “occurrence” coverage. Claims-made policies cover only those lawsuits or other claims that are asserted during the policy period. Occurrence policies cover claims no matter when they are asserted, so long as they are based on incidents that took place during the policy period. Claims-made policies are generally considered to have a shorter “tail,” meaning that the insurer can recognize its ultimate liabilities, if any, more quickly than under longer-tailed occurrence policies, where the claim may not be asserted until years after the policy period.

D&O.  Under various state laws, a corporation is authorized to indemnify its directors and officers against legal claims arising in connection with their work on behalf of the corporation. In order to attract and retain qualified directors and officers, corporations purchase D&O insurance. D&O insurance for public corporations covers directors and officers when the corporation is not legally permitted, or is financially unable, to indemnify them. It also covers the corporation to the extent that the corporation has indemnified directors and officers, and also frequently covers the corporation directly for claims relating to violations of the securities laws. D&O insurance for private or non-profit accounts generally provides broader coverage for the entity, but has little or no exposure to securities claims.

Public Accounts.  There are currently well over 10,000 publicly-listed businesses in the U.S. We focus on providing either the primary layer or low layer excess coverage for companies with smaller market capitalizations (under $2 billion). We have written some higher policies where coverage is limited only to the Directors of the Corporation (“A-side only”) on some larger market capitalization companies. We write policies providing up to $15 million of coverage in this class of our business, a significant portion of which has resulted from strong service relationships we’ve established with a small number of wholesale brokers. Pricing in the public D&O market was hard when we began our business in 2003, but it has since softened. As a result, we have limited our writings in this line of business, and public D&O has declined as a percentage of our total gross premiums written (17.1% in 2004, 15.1% in 2005 and 11.8% in 2006).

Private Accounts; Non-Profit Accounts; Employment Practices Liability (“EPL”).  This business focuses on small private businesses and non-profit organizations. The U.S. Small Business Administration has estimated that there are over twenty million for-profit, non-farm small businesses in the U.S. We believe that this class has had favorable loss experience in recent years, and we expect this class to represent an increasing part of our D&O business in the near term. We generally write business in this class on an admitted basis and generally issue primary policies. We currently offer limits of up to $15 million in this class, but most of our issued policies have limits of $2 million or less. Average policy premium in this class is relatively low (for calendar year 2006, approximately $4 thousand), and we believe that the introduction of our i-bind system presents an opportunity for us to expand our writings in this class.

We did not market to non-profit accounts until late 2005, when we added a D&O product for non-profit organizations to i-bind. One national information source on U.S. non-profits lists over 1.5 million IRS-recognized organizations in its database, which represents a significant market. Private and non-profit D&O coverage is frequently sold with both management liability and employment practices coverage. Through i-bind, we also offer a stand-alone EPL product for those purchasers who are only interested in the EPL coverage.

Healthcare Management Liability.  Our target buyers in this class are non-profit health systems and hospitals and managed care organizations. As we are one of the few insurers that writes both managed care E&O and D&O, the two products are frequently marketed together to managed care organizations. Most of our D&O for managed care organizations is written on a surplus lines basis, while the majority of our business for hospitals is on an admitted basis. We currently offer policies with limits of up to $15 million in this class.

Financial Institutions D&O/E&O:  In the 3rd quarter of 2006, Darwin began to actively underwrite risks in the Financial Institutions sector. This segment includes a variety of financial institutions including banks, insurance companies, investment advisors and mutual funds. These products provide D&O and E&O on a stand-alone and blended basis, and currently offer policy limits of up to $15 million. The majority of business in this class will be written on a surplus lines basis, with admitted policies available in select states.

E&O.  This coverage protects insureds, generally business owners and professional service providers, against claims by clients, customers and other parties that services rendered by the insured were executed negligently or outside of professional standards . We provide insurance against underlying liability claims as well as the legal fees in connection with defending such claims. Managed Care E&O provides protection for some business activities of managed care organizations such as evaluating the appropriateness of medical services provided for purposes of coverage under a health care plan (utilization review), and selecting, evaluating or contracting with providers of medical services (provider selection). Our E&O policies specifically exclude coverage for any medical professional service (except for vicarious liability claims).

Some types of organizations or professionals receive a specialized form of policy that is highly customized for their needs and risks (e.g., insurance agents, law firms). Miscellaneous E&O refers to those coverages that can be written on a more generic, less customized form of policy. Although relatively new additions to our E&O product capabilities, we believe that Technology E&O, Municipal Entity and Public Officials E&O and Insurance Company E&O have the potential to be significant contributors to our future growth.

E&O tends to be a more fragmented and regionalized marketplace than D&O, since the risks vary significantly depending on the nature of the profession and the geographic area in which it is practiced. Despite this fragmentation and diversity, the E&O business is generally competitive. Despite the competitive market conditions, we believe that certain classes remain adequately priced and that, with knowledgeable underwriting and well-conceived distribution and claims handling systems, we can be successful in these lines.

Managed Care E&O.  The Economic Census conducted by the U.S. Census Bureau for 2002 (latest year for which data is available) reported that there are more than 4,000 direct health and medical insurance carriers in the U.S. We believe that the Managed Care E&O market has comparatively few competitors for the primary and first excess layer business that we target. Therefore, we believe we have become a significant supplier in this class of business, particularly in view of the market dislocations caused when Chubb & Son, a major managed care E&O provider, exited this market in 2005. We now see opportunities in this class with respect to larger risks, and we will seek to compete effectively for such larger risks. For example, several Blue Cross organizations left the captive insurer that had previously insured them, and sought coverage in the commercial market. We issue Managed Care E&O policies with limits of up to $20 million. We are most interested in primary and first excess layer placements in this class. The business we have written to date is either on a surplus lines basis or, in states where there has been deregulation which allows us to write business without regulatory review or approval of rates and forms, on an admitted basis.

Lawyers Professional E&O.  According to the U.S. Department of Labor, Bureau of Labor Statistics, there were more than half a million lawyers working in private law firms in the U.S. in 2004. In this class, we have historically targeted small to mid-sized firms (generally with fewer than 50 attorneys) which the market considers “non-standard.” Non-standard generally refers to legal specialties that are considered to be more complicated and to carry the potential for greater exposure. We typically write this business on a surplus lines basis, offering liability limits up to $10 million, although actual policy limits are typically between $1 million and $2 million. We believe that with careful underwriting and appropriate pricing, non-standard risks in the lawyers E&O class can produce attractive profits. During the first half of 2006, we observed an emerging opportunity in the standard small and mid-size markets, and we have now commenced an effort to enter these markets as well. We expect that a significant portion of the business that we write in this class will be written on an admitted basis and will be produced via one or more program administration arrangements with leading agencies in selected geographic areas. Currently, we have entered into a program administration arrangement with Professional Coverage Managers (“PCM”), which will solicit and accept applications, underwrite and bind coverage (in accordance with guidelines we provide) and issue policies. We will retain full responsibility for claims handling and for any reinsurance.

We also offer limits of up to $5 million to large law firm risks under appropriate circumstances, although the market in this segment is quite competitive, and opportunities that offer attractive pricing are increasingly rare. In general, we believe that, compared to small and mid-sized law firms, large law firm business is more volatile and more difficult to write profitably over long periods. Our current overall market share in Lawyers Professional E&O is very small. However, we believe that the pricing for the law firm risks in our targeted segments remains attractive and that there are significant opportunities to expand this book of business.

Insurance Agents E&O.  The U.S. Department of Labor has estimated that in 2004 the total number of insurance agents in the U.S. is approximately 400,000. Claims against insurance agents tend to increase in frequency and severity following large systemic losses. As a result of the significant catastrophe and liability losses that occurred in the U.S. in recent years, the insurance agents’ E&O marketplace, with the exception of smaller “Main Street” agencies, has been in a “hard market” cycle although pricing has become more competitive recently. We focus primarily on the mid-sized wholesale agents. However, we will also write more complex business in this class (such as third party administrators and managing general agents) where we see favorable opportunities. We currently offer policies with limits of up to $10 million, and nearly all of our business in this class is being written on a surplus lines basis.

Insurer E&O.  In August 2006, we announced the commencement of our initiative to write management and professional liability coverage for alternative risk transfer (A.R.T.) facilities, including captives, risk retention groups, reciprocals, and exchanges, as well as privately held non-rated insurance companies (i.e., insurance companies without an A.M. Best Company financial strength rating). Concurrently, we partnered with an experienced A.R.T. specialist, Ohio-based Quadrant Insurance Managers, as our underwriting partner for this product. The product is a combined management and professional liability coverage, and it is geared towards A.R.T. facilities that offer property and casualty, workers’ compensation, and life, accident, and health insurance, so long as they write $250 million or less in annual gross written premium. The coverages include D&O, E&O and employment practices liability (EPL) components. Coverage is also available for subsidiary operations, including claims administrators, captive managers, and managing general agents/underwriters. A proprietary loss control program is provided. The business flows in from both retail and wholesale producers, and is written on a surplus lines basis.

Technology E&O.  Technology E&O is one of our newer classes of business. While technology producing businesses comprise a significant part of this market, the widespread use of technology in virtually every American industry creates opportunities to provide this form of coverage to companies beyond typical technology firms. In addition to defective technology products and services, a Technology E&O policy may cover risks relating to network security, on-line media, privacy and intellectual property. Based on the 2005 Betterley Report, “Technology Errors and Omissions Market Survey,” we estimate that the current market for Technology E&O coverage is in the range of $650 million to $750 million in gross premiums annually. Our strategy has been to identify niches where we can develop a depth of knowledge that will allow us to quantify the technology exposures. In addition to technology users, our Technology E&O business focuses on application service providers, storage providers and consultants. We currently offer policies with limits of up to $10 million in this class. A significant portion of this business that we write is produced through wholesale brokers and written on a surplus lines basis.

Municipal Entity and Public Officials E&O.  In the fourth quarter of 2005, we entered into an agreement with Professional Government Underwriters, Inc. (“PGU”), a program administrator that specializes in Municipal Entity and Public Officials E&O. PGU’s Municipal Entity and Public Officials E&O business consists of three distinct subclasses: Educators Liability; Police Professionals Liability; and Public Officials Liability. PGU’s business focuses on smaller jurisdictions rather than on major metropolitan areas. Its customers typically are municipalities that seek to purchase professional liability coverages separately from standard property and casualty coverages. Our policies cover the municipality and/or municipal employee for claims such as employment discrimination, mismanagement or improper use of funds, and failure to or improper discharge of official duties. We currently offer policy limits up to $5 million in this class. Most of the business is written on a surplus lines basis, but in a small number of states it is offered on an admitted basis. Under this program, PGU markets the program, receives applications and binds the coverage, subject to our underwriting guidelines. We retain responsibility for administration of claims and for any reinsurance.

Psychologists E&O.  In October 2006, we announced a new program administration agreement with American Professional Agency (“APA”) to provide Psychologist’s E&O Insurance to its nationwide group of mental health professionals. The APA program coverage offers individual limits of up to $2.0 million, and is available in all states on an admitted basis. A wide range of mental health professionals, including psychologists, marriage and family counselors, school counselors, employed counselors, bachelor’s-level employed counselors, clergy and pastoral counselors, certified hypnotists, sex counselors, psychoanalysts, and employed marriage and family therapists, are eligible for coverage. Policies are available nationwide on an admitted basis. They are marketed by APA, which also accepts applications, underwrites and binds coverage, in accordance with underwriting guidelines prepared and maintained by our in-house experts. We are solely responsible for all claims administration and reinsurance matters. APA, which also administers our Psychiatrist’s Program (see below under Medical Malpractice Liability) is a New York-based risk purchasing group with long experience in insuring mental health professionals.

Miscellaneous Professional E&O.  Miscellaneous Professional E&O refers to coverages that are written on a more generic, less customized form of policy. Claims are usually made by clients alleging errors and omissions in the performance of professional services. The insurance industry typically recognizes more than fifty sub-classes within this class, such as travel agents, notary publics, title agents and abstractors. We have written a small amount of Miscellaneous Professional E&O to date, but believe that there is potential to grow this business over the long term as we expand the use of i-bind.  We are currently nearing completion of a project to revise our Miscellaneous Professional E&O policy wording, which we hope will assist us in growing this segment of our E&O book.

Medical Malpractice Liability.  We are currently engaged in four distinct classes within our Medical Malpractice Liability line of business: Hospital Professional Liability; Miscellaneous Medical Facilities; Physicians and Physician Groups; and Psychiatrists. In this line of business, we provide coverage to physicians and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs for injuries in which the patient alleges that medical error or malpractice has occurred. Optional coverage is available for the professional corporations in which some physicians practice. According to reports by A.M. Best, total gross premiums written for Medical Malpractice Liability insurance by U.S. insurance companies in 2004 (most recent year for which data is available) was approximately $11.4 billion. This line of business had until recently been experiencing a relatively “hard” market, spurred in part by the exit of a number of carriers, including The St. Paul Travelers Companies, Inc., PHICO Insurance Company and Farmers Group, Inc. The depleted capacity supported higher pricing and, consistent with our strategy, we seized upon that opportunity to increase writings in Medical Malpractice Liability. Most of our Medical Malpractice Liability line is produced by large retailers, regional specialty retailers and wholesalers. In the Medical Malpractice Liability line, we generally write primary and first excess layer placements.

Hospital Professional Liability.  Our hospital professional liability book is the largest class within our Medical Malpractice Liability line of business and consists of a portfolio of community hospitals, typically with 300 or fewer licensed beds, located throughout the country. In this class, we currently offer limits of up to $11 million, generally written on a surplus lines basis (except for a small number of states where we write this business on an admitted basis).

Miscellaneous Medical Facilities.  This class consists of surgical centers, out-patient clinics and other specialty medical facilities. Most of the business is written on a surplus lines basis with policy limits in the range of $1 million to $5 million, with maximum limits of $11 million.

Physicians and Physician Groups.  Our business in this class falls into two categories: small to mid-sized physician group (generally, groups with fewer than 50 physicians) policies, such groups where a fraction of the physicians who are in the group have raised an underwriting complexity, and individual physicians who are in the non-standard marketplace, such as physicians with prior claims experience or physicians performing particularly high-risk procedures (for example, bariatric surgery). Most of this business is written on a surplus lines basis with policy limits in the range of $1 million to $2 million, with maximum policy limits of $11 million on larger physician groups.

Psychiatrists.  This class of business is written through APA, which as noted above (see Psychologists E&O) is a program administrator that specializes in this class. These policies are written on an admitted basis with policy limits of up to $1 million, except that, in certain jurisdictions where we are required to do so, we offer policy limits of $2 million. Under this program, APA has authority to bind policies, subject to our underwriting guidelines. We retain responsibility for administration of claims and any reinsurance.

Clinical Trial Professionals.  This class of business is being researched and developed as of the date of this Annual Report, with the limits profile and distribution methodology being finalized for roll out in early spring 2007.

We believe that our development and successful marketing of Hospital Professional Liability, Miscellaneous Medical Facility, Physician and Physician Group, and Psychiatrist products demonstrates our commitment to, and expertise in, the healthcare market. We believe that if current market conditions continue, our Medical Malpractice Liability line should continue to present an opportunity for profitable growth.

Geographic Concentration

The following table sets forth the geographic distribution of our gross premiums written for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006		2005		2004
		Percent of		Percent of		Percent of
	Volume	Total	Volume	Total	Volume	Total
	(Dollars in thousands)

California(1)	$22,567	9.2%	$14,156	8.5%	$7,138	7.1%
Pennsylvania	20,206	8.2%	10,696	6.5%	3,733	3.7%
New York(2)	18,240	7.4%	12,441	7.5%	11,986	12.0%
Texas	18,205	7.4%	14,786	8.9%	9,859	9.8%
Florida	16,168	6.6%	14,557	8.8%	10,423	10.4%
Illinois	14,714	6.0%	9,405	5.7%	4,469	4.4%
New Jersey	10,636	4.3%	6,289	3.8%	2,059	2.0%
Tennessee	9,221	3.7%	6,371	3.8%	4,338	4.3%
West Virginia	8,573	3.5%	4,843	2.9%	3,467	3.5%
Washington	7,779	3.2%	5,165	3.1%	1,620	1.6%
All other	99,943	40.5%	67,115	40.5%	41,363	41.2%

Total	$246,252	100.0%	$165,824	100.0%	$100,455	100.0%

(1)	Darwin Select is currently eligible as a surplus lines carrier in California. DNA is not currently licensed, but has a license application currently pending, in California.

(2)	DNA is currently licensed in New York. Darwin Select is not eligible as a surplus lines carrier in New York.

Concentration by Statutory Line

The following table sets forth our gross premiums written by statutory line for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006		2005		2004
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)

Other liability(1), claims-made	$147,687	60.0%	$91,494	55.2%	$61,165	60.9%
Other liability(1), occurrence	3,978	1.6%	299	0.2%	—	0.0%
Medical Malpractice liability, claims made	94,587	38.4%	74,031	44.6%	39,290	39.1%

Total	$246,252	100.0%	$165,824	100.0%	$100,455	100.0%

(1)	Under statutory reporting standards, “Other liability” includes, but is not limited to, D&O and E&O.

Underwriting

Our principal objective is to create and sustain superior returns for stockholders by earning underwriting profits across our business and through all market cycles. Our underwriting approach focuses on disciplined analysis, pricing appropriate to risk assumed and prudent coverage terms, accompanied by multi-level underwriting and actuarial reviews. Formal rating strategies and plans have been adopted for each line of business. Underwriting acceptability depends on business class, claims history, experience of the insured’s management team, financial stability and other relevant factors. The information is obtained from, among other sources, application forms, underlying insurance coverage (if any), the applicant’s policies and procedures, financial condition, public disclosures and interviews with the management team. If an account does not meet acceptability parameters, coverage is declined. In connection with renewal, claims activity is reviewed to test the accuracy of our original profitability assessments and the information obtained during the prior underwriting of the insured is updated.

Darwin’s operations are organized so as to maintain underwriting discipline. We have a technical group of underwriters and actuaries, which sets our underwriting policies and guidelines, and separate groups of underwriters who maintain relationships with distribution partners. The technical underwriting group consists of approximately ten members, headed up by our chief underwriting officer and our chief actuary. In consultation with all relevant disciplines, this group is responsible for product design, rating, underwriting guidelines, testing and overall quality control. Daily underwriting business, including reviews of individual submissions, is conducted by separate groups, comprising approximately thirty underwriters (as of December 31, 2006), six of whom are product managers. The underwriting authority for each underwriter, who typically specializes in a specific line or class of business, is determined on an individual basis. Except for program administrators (third-party entities authorized to bind business for us, subject to underwriting guidelines that we prescribe), our in-house underwriters make all underwriting decisions.

Underwriting efforts are supported by account coordinators and by a separate staff of business development personnel, who attend to the Company’s relationships with producers. This system allows our underwriters to rely on account coordinators for administrative tasks like file organization, pre-underwriting, endorsement review and policy issuance. We believe it contributes to underwriting profitability by reducing the number of employees who exercise underwriting authority and by allowing underwriters to focus on underwriting decisions, rather than on marketing or administration.

We actively monitor the growth and profitability of our business, with the goal of ensuring continued profitability. Included within this monitoring process are: “roundtable” reviews of underwriting risks; price and trend monitoring discussions among our underwriting, claims and actuarial groups, as well as senior management; quarterly meetings of claims, actuarial, and underwriting personnel (including senior management) to review serious and potentially serious claims; and periodic audits of the claims and underwriting functions. We believe that disciplined monitoring of the business we’re writing is a key to continued underwriting success, as it provides us with the ability to react quickly to changing market conditions.

Our commitment to sustaining underwriting profitability is reflected in and augmented by the incentive structure for senior management, which ties bonus compensation to long-term underwriting results. Darwin has a Long-Term Incentive Plan (“LTIP”) under which a profit pool is established for each year. Management personnel selected by the Compensation Committee of Darwin’s Board of Directors are assigned percentage participations in the profit pool established for each year. The profit pool established for each of calendar years 2003 through 2005 consists of an amount equal to 20% of the underwriting profit produced by the business written in the subject year plus 20% of the investment income earned during the subject year (at a deemed interest rate equal to the 10-year U.S. Treasury note rate). Beginning with and including calendar year 2006, the yearly profit pool consists of an amount equal to 20% of the underwriting profit produced by the business written in the subject year less an amount equal to 5% of the net premiums earned for the subject year. In order to encourage management retention, participants vest in each calendar year’s profit pool over a four-year period, with payouts generally made over the fourth, fifth and sixth years following the end of the subject profit pool year. The payout schedule is intended to hold management accountable for loss development over a six-year period. In addition, the plan provides for loss carryforwards and loss carrybacks, so that amounts under profit pools for different years are offset against one another and any loss arising in one profit pool needs to be “made whole” by offset from available credit under another profit pool. As a result, no payments can be made unless at the time of determination there is net profitability, taking into account the experience under all existing profit pools. We believe that the structure of this plan aligns management’s interests with the primary objective of creating and sustaining superior returns by generating consistent underwriting profits across product lines and through all market cycles.

Marketing and Distribution

We distribute our products through a select group of approximately 180 distribution partners, including brokers, agents and four program administrators. Our business development staff is responsible for selecting the brokers and agents we do business with, as well as training them to market and sell our products and monitoring to ensure compliance with our production and profitability standards. For calendar years 2006 and 2005, we generated quote ratios (business quoted to applications submitted) of 46.7% and 30.4%, respectively. Among the total policies quoted, we bound 27.3% in 2006, compared with 31.7% in 2005. Distribution of our products is somewhat concentrated, with approximately 39.7% of our gross premiums written for calendar year 2006 being distributed through four of our distribution partners: Marsh Inc., American Professional Agency, Inc. (program administrator), Professional Government Underwriters (program administrator) and Arc Excess & Surplus, LLC. For calendar year 2005, approximately 42.7% was distributed through four of our distribution partners: Marsh Inc., American Professional Agency, Inc., Arthur J. Gallagher & Co. and Arc Excess & Surplus, LLC.

In choosing distribution partners, we look for technical expertise; a shared commitment to excellent service (including value-added elements like risk management and loss control); ability to significantly penetrate the portion of the distributor’s business that is of greatest interest to us; and willingness to innovate with us in new technologies, processes and products. We have developed a rating scale to assess new potential partners, which is based on the factors listed above. Approvals for new brokers are limited, and are often granted by line and class of business, rather than on a blanket basis. Since we have used the application process and rating scale, we have reached what we believe to be an optimally sized distribution force based upon the business segments at this time.

During calendar year 2006, we received approximately 21,000 submissions from our producers, exclusive of business submitted to our program administrators. Of these submissions, approximately half of the risks satisfied our underwriting guidelines and were quoted, and we ultimately bound 2,700 of these risks (a 12.8% “hit ratio” on total submissions). These 2006 statistics compare with a 9.9% hit ratio (15,100 submissions and 1,450 risks bound) in 2005. We believe that these relatively low hit ratios indicate a continuing commitment to careful underwriting.

As discussed above, we currently use program administrators in a number of lines (see the E&O Liability sections discussing Lawyers Professional Liability, Municipal Entity and Public Officials E&O and Psychologists’ E&O; and Medical Malpractice Liability — Psychiatrists). In our program business, we authorize program administrators to solicit and accept applications for insurance and to issue policies on our behalf within underwriting guidelines that we prescribe. We retain responsibility for administration of claims and for any reinsurance on the program business. Before we enter into a program administration relationship, we analyze historical loss data associated with the program business and do a diligence review of the administrator’s underwriting, financial condition and information technology. In selecting program administrators, we consider the integrity, experience and reputation of the program administrator, the availability of reinsurance, and the potential profitability of the business. In order to assure the continuing integrity of the underwriting and related business operations in our program business, we conduct additional reviews and audits on an ongoing basis. To help align our interests with those of our program administrators, profit incentives based on long-term underwriting results are a significant component of their fees.

Our distribution partners produce business through traditional channels as well as through i-bind, our web-based underwriting system. As of year-end 2006, i-bind has been introduced on a limited basis to nineteen (19) producers for our private and non-profit D&O products. We believe that i-bind has the potential to significantly contribute to the growth of the small account business that we target. We intend to both expand the number of distributors using i-bind and add new products to the system. Our i-bind distribution strategy currently focuses primarily on admitted company products, although non-admitted options are under development. We believe that our ability to implement and offer the most efficient distribution strategies to market our products will enhance our ability to deliver a diversified product mix to the markets we serve.

The i-bind model recognizes our brokers’ need for underwriting speed, the automated offerings by our competitors, and the operational efficiencies required to handle high volume, low exposure business. Our goal is to have a high percentage of this business flow straight through our systems without human intervention, as described below. Since small business accounts may still have unique features, in some situations we will need some underwriter involvement to appropriately assess risk. Accordingly, the i-bind workflow is defined by two separate processes:

•	Straight through processing: Risks that can be quoted and bound real-time without human intervention by the designated user. Our ability to offer straight through processing is based on the underwriting logic that we have built into the i-bind system. Our technology development staff worked closely with our technical underwriting team to develop the underwriting rules that i-bind follows, drawing on their extensive experience in developing formal rating strategies and plans, and incorporating senior-level underwriting and actuarial reviews. To ensure that the application of these rules through i-bind remains consistent with our underwriting guidelines, we continually monitor the business accepted through i-bind for straight through processing, including the review of a portion of our i-bind business by our technical underwriting group for appropriate and consistent pricing, and we adjust the underwriting logic embedded in the system as appropriate.

•	Referral: Risks with low premium and moderate exposure which are ineligible for real-time rating, thus needing some underwriter intervention. These risks will receive quotes within a time period defined by our service standards.

Under either workflow process, the rating, binding, billing, and policy issuance will be integrated into our policy administration technology. We believe that certain of our Private and Non-profit Accounts D&O, Municipal Entity and Public Officials E&O, Miscellaneous Medical Facilities and Miscellaneous Professional E&O classes of business can be effectively distributed using the i-bind platform.

While currently a small part of our business, we anticipate that business processed through i-bind will increase and will become a significant portion of Darwin’s writings over time.

Arrangements with the Capitol Companies

As described elsewhere in this Annual Report (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Arrangements and Relationships Between Darwin and Alleghany”), we were initially formed in March 2003 as a non risk-bearing underwriting manager for the Capitol Companies, pending the establishment or acquisition of a separate insurance carrier for Darwin business. Effective as of June 1, 2003, DPUI entered into an underwriting management agreement with each of the Capitol Companies pursuant to which DPUI was appointed by each of the Capitol Companies to underwrite and administer specialty liability insurance business. These policies are written by the Capitol Companies pursuant to the underwriting management agreements currently in effect and are fully reinsured by DNA. During the third quarter of 2006, DNA collateralized reinsurance payables to the Capitol Companies with the establishment of reinsurance trusts which are and are required in the future to be funded at 100% of the reinsurance payables outstanding from time to time.

Since November 2005, when our insurance company subsidiaries obtained their own A.M. Best ratings of “A−” (Excellent), DPUI has written coverage on policies issued by DNA or Darwin Select whenever possible. However, DNA is not yet admitted, and Darwin Select not yet eligible to write on a surplus lines basis, in some states. Also, DNA does not yet have in place all rate and form filings required to write business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and insureds in certain classes (primarily public company D&O) require policies issued by an “A” rated insurer. Consequently, although we expect to write the majority of our business on DNA or Darwin Select policies, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. These policies are written by the Capitol Companies pursuant to the underwriting management agreements currently in effect and are fully reinsured by DNA.

For the year ended December 31, 2006, we wrote gross premiums of $65.8 million (26.7% of our total gross premium written) through the Capitol Companies arrangement. Of this amount, $32.8 million (49.8% of the total) related to business written through the Capitol Companies because the business was in a state where our insurance company subsidiaries were not then licensed or eligible to write business, and $33.0 million (50.2%) related to business where our insured required a policy from an A.M. Best “A” rated carrier. By comparison, during 2005 the business placed through the Capitol Companies arrangement totaled $142.5 million, or almost 86% of Darwin’s total gross premium written for the year. We do not expect that our issuance of policies written on the Capitol Companies for the insureds who require an A.M. Best rating of “A” (Excellent) will decline so long as our rating is “A−” (Excellent). Most of the insureds in this category are public companies purchasing D&O insurance.

The following table indicates the amount of public D&O gross premiums written in each of the periods presented as a percentage of total gross premiums written for such period. Management believes that public D&O is the most rating sensitive class of business we write and, accordingly, that it provides the best available indicator of our level of rating sensitive business.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Public D&O Gross Premiums Written	$29.0	$26.3	$18.5
Total Gross Premiums Written	$246.3	$165.8	$100.5
Percentage of Total Represented by Public D&O	11.8%	15.9%	18.4%

While our public D&O writings are declining as a percentage of our total writings, public D&O writings have generally increased in absolute terms as our business has grown. We believe these trends are likely to continue.

We expect that our issuance of policies written on the Capitol Companies in jurisdictions where our insurance companies are not currently licensed or eligible to write business will decrease as we continue to obtain required licenses or approvals in various jurisdictions. The following table shows the status of applications in these jurisdictions by insurance company subsidiary and state:

DNA

Application
State	Filing Month

California	December 2006
Wyoming	September 2006

Darwin Select

Application
State	Filing Month

Louisiana	March 2007
New Hampshire	Not approved(1)
New Mexico	February 2007
New York	Not approved (2)

(1)	In October 2006, the Company’s application for surplus lines eligibility was denied by the New Hampshire Insurance Department for not having a long enough stand-alone operating history. The New Hampshire Insurance Department indicated that it requires companies to have been in business a minimum of five years. DPUI wrote approximately $128.9 thousand of gross premiums on policies of the Capitol Companies in New Hampshire for the year ended December 31, 2006 because Darwin Select was not eligible to write business in that state.

(2)	In August 2006, the Company’s application for surplus lines eligibility was denied by the Excess Lines Association of New York, for reasons associated with operating losses that had occurred during Darwin Select’s predecessor ownership. The association indicated that it is agreeable to reviewing this decision with an updated application and meeting with the Company’s senior management to discuss the application. DPUI wrote approximately $8.5 million of gross premiums on policies of the Capitol Companies in New York for the year ended December 31, 2006 because Darwin Select was not eligible to write business in that state.

The timing of the approval of these applications is within the discretion of the various state insurance authorities, and we can provide no assurance as to when, or if, these approvals will be obtained.

Darwin and the Capitol Companies have received regulatory approval from the insurance departments of the relevant states for certain changes to the fee arrangements between Darwin and the Capitol Companies. The fees charged to Darwin for the issuance of Capitol Companies’ policies in respect of business produced by DPUI during 2006 were 0.5% of gross premiums written. Under the underwriting management agreements, as amended, such fees automatically increased as of January 1, 2007 to 3.0% of gross premium. If fees on the business written through the Capitol Companies had been payable at 3.0%, as provided for under the amended fee arrangement, the total fees would have been approximately $2.0 million during 2006. In addition, under the fee arrangements, Darwin is required to reimburse the Capitol Companies for direct expenses that they incur in connection with the issuance of Darwin-produced policies (such as premium taxes and guaranty association assessments). Pursuant to the fee arrangements, Darwin incurred fees payable to the Capitol Companies of $0.3 million in 2006, and reimbursed the Capitol Companies an additional $0.7 million during 2006 for direct expenses incurred, in connection with the business written on policies of the Capitol Companies.

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

Reinsurance

Ceded Reinsurance

Like other insurers, we reinsure a portion of our business with other insurance companies. Ceding reinsurance permits us to diversify risk and limit our exposure to loss arising from large or unusually hazardous risks or catastrophic events in addition to frequency risks. We are subject to credit risk with respect to our reinsurers, as ceding risk to reinsurers does not relieve us of liability to our insureds. To mitigate reinsurer credit risk, we cede business to reinsurers only if they meet our requirement of an A.M. Best rating of “A−” (Excellent). If a reinsurer’s A.M. Best rating falls below “A−” (Excellent), our contract with the reinsurer generally provides that we may prospectively terminate the reinsurer’s participation in our reinsurance program upon 30 days’ notice.

For our D&O and the majority of our E&O liability lines of business, we generally retain $3.5 million of loss per occurrence on policies written at our maximum offered limit of $15 million. For our managed care E&O line, we have written limits up to $20 million, whereby we generally retain $2.75 million of loss per occurrence on the first $10 million of loss and $1 million per occurrence of the next $10 million of loss. For certain of our classes of E&O business (primarily public entities and psychologists professional liability), we generally retain $0.25 to $0.85 million of loss per occurrence. For our Medical Malpractice Liability line of business, we generally retain $0.5 million of loss per occurrence for psychiatrists’ professional liability, $1.9 million of loss per occurrence for physicians’ professional liability, and $2.15 million of loss per occurrence for hospital and other medical facilities professional liability at our maximum offered limit of $11 million.

Generally, there are two types of traditional reinsurance, treaty reinsurance and facultative (individual risk) reinsurance. We currently purchase treaty reinsurance and, as described below, in certain cases we purchase facultative reinsurance.

Treaty Reinsurance.  Our treaty reinsurance program consists of primarily excess of loss and, to a lesser extent, pro rata reinsurance. Pro rata reinsurance is a type of reinsurance whereby the reinsurer, in return for a predetermined portion or share of the insurance premium charged by the ceding company, indemnifies the ceding company against a predetermined portion of the losses and loss adjustment expenses of the ceding company under the covered policy or policies.

The following is a summary of our major reinsurance coverages effective for policies written at December 31, 2006:

Total Company
Retention at
	Product Lines	Company Policy	Reinsurance	Description of	Maximum Limit
Treaty	Covered	Limit Offered	Coverage(1)	Company Retention	Offered

Professional Lines	D&O, E&O (Technology E&O, Lawyers Professional E&O for law firms with fewer than 100 lawyers, Insurance Agents E&O, Insurance Company E&O, Miscellaneous E&O), Fiduciary, EPLI, Financial Institutions	Up to $10 million per occurrence; Up to $15 million per occurrence for Private and Non- profit D&O; Up to $15 million per occurrence for certain Public D&O	$13 million excess of $2 million per occurrence for certain D&O; $8 million excess of $2 million per occurrence for all other classes	First $2 million per occurrence; 15% of loss in excess of $5 million per occurrence	$3.5 million per occurrence for certain D&O; $2.75 million per occurrence for all other classes

Total Company
Retention at
	Product Lines	Company Policy	Reinsurance	Description of	Maximum Limit
Treaty	Covered	Limit Offered	Coverage(1)	Company Retention	Offered

Managed Care E&O	Managed Care E&O	Up to $20 million per occurrence for Managed Care E&O	$18 million excess of $2 million per occurrence	First $2 million per occurrence; 15% of loss on $5 million in excess of $5 million per occurrence; 10% on $10 million in excess of $10 million per occurrence	$3.75 million per occurrence
Medical Malpractice	Physicians, Hospitals	Up to $11 million per occurrence	$11 million excess of $0.25 million per occurrence	First $0.25 million per occurrence for physicians; First $0.50 million per occurrence for hospitals; 30% of $1 million in excess of $1 million per occurrence; 15% of loss in excess of $2 million per occurrence	$1.9 million per occurrence for physicians; $2.15 million per occurrence for hospitals
Business Written through i-bind	Private D&O, Fiduciary, EPLI and Non-profit D&O	Up to $2 million per occurrence	75% quota share of $2 million per occurrence	25% quota share of $2 million per occurrence	$0.5 million per occurrence
Psychiatrists	Psychiatrists Professional Liability	Up to $2 million per occurrence	$1.5 million excess of $0.5 million per occurrence	$0.5 million per occurrence	$0.5 million per occurrence
Psychologists	Psychologists E&O Liability	Up to $2 million per Occurrence	$1.50 million excess of $0.5 million per occurrence	$0.5 million per occurrence	$0.5 million per occurrence

Total Company
Retention at
	Product Lines	Company Policy	Reinsurance	Description of	Maximum Limit
Treaty	Covered	Limit Offered	Coverage(1)	Company Retention	Offered

Public Entity	Public Officials, Police and Governmental Employees E&O	Up to $5 million per occurrence	$4.75 million excess of $0.25 million per occurrence	First $0.25 million per occurrence; 30% of $1 million in excess of $1 million per occurrence; 10% of $3 million in excess of $2 million per occurrence	$0.85 million per occurrence

(1)	Caps or aggregate limits apply to various layers of coverage as set forth in each reinsurance contract.

We purchase excess of loss reinsurance to mitigate the volatility of our book of business by limiting exposure to frequency and severity losses. We purchase both fixed rate and variable rate excess of loss reinsurance.

•	Fixed rate excess of loss reinsurance, under which we cede a fixed percentage of premiums to our reinsurers depending upon the policy limits written and the losses recoverable, provides indemnification to us in excess of a fixed percentage of losses incurred.

•	Variable rate excess of loss reinsurance is structured on a basis that enables us to retain a greater portion of premium if our ultimate loss ratio is lower than an initial loss pick threshold set by our reinsurers. For these contracts our ultimate ceded premium incurred on these treaties is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease relationally within a minimum and maximum range for ceded premium and up to a loss ratio cap for losses recoverable. Until such time as the ceded premium reaches the maximum rate within the terms of the contract, ceded premium paid to the reinsurer will be in excess of the amount of any losses recoverable from reinsurers. After the ceded premium incurred reaches the maximum rate stated in the contract, losses incurred covered within the contract are recoverable from reinsurers up to a loss ratio cap, without any required additional ceded premium payment. The loss ratio caps in these variable rated contracts vary from 225% to 400% of the maximum rate of ceded premium payable within the terms of the contracts. As a result, the same uncertainties associated with estimating loss and loss adjustment expense (LAE) reserves affect the estimates of ceded premiums and losses recoverable from reinsurers on these contracts.

We also purchase pro rata reinsurance for certain portions of our book of business. Pro rata reinsurance allows us to grow our book of business cautiously by managing our loss exposure and net premiums written position. Furthermore, pro rata reinsurance allows us to collect a ceding commission equal to a percentage of ceded premium. We typically use such ceding commission on pro rata reinsurance to offset product development expenses and policy acquisition costs.

The principal reinsurance intermediary used by Darwin, R.K. Carvill & Co., Ltd., employs the brother of our Senior Vice President — Underwriting, David Newman, who is a member of Darwin management’s reinsurance purchasing committee. Mr. Newman’s brother, who resides in the United Kingdom, is compensated with respect to reinsurance transactions in which the Company engages, but Mr. Newman receives no personal benefit from such compensation. The Company’s reinsurance committee also consists of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Actuary.

Facultative Reinsurance.  If a particular risk that we would like to write falls outside of the underwriting parameters of our treaty reinsurance, we utilize the facultative reinsurance market. Generally, facultative reinsurance enables us to take advantage of opportunities that arise from time to time to write specific, one-off risks on terms that we believe to be favorable.

Risk Transfer Requirements.  Reinsurance contracts that do not result in a reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed and that do not provide for the transfer of significant insurance risk generally do not meet the requirements for reinsurance accounting and are accounted for as deposits. Darwin has no contracts with third party reinsurers that do not meet the risk transfer provisions of Financial Accounting Standards Board (FASB) Statement No. 113, Accounting for Reinsurance (SFAS No. 113).

Darwin Select Reinsurance Recoverable.  In connection with the acquisition of Darwin Select in May 2005 from Ulico Casualty Company, a subsidiary of ULLICO Inc., the entity that became Darwin Select ceded all liabilities on insurance business it had written or assumed prior to the acquisition to Ulico Casualty Company. Darwin Select and Ulico Casualty Company also entered into a trust agreement under which Ulico Casualty Company established a trust account for the benefit of Darwin Select. Under the trust agreement, the obligations of Ulico Casualty Company to Darwin Select are collateralized by a deposit of trust assets, which are limited to cash and investment securities permitted by Arkansas insurance laws. At December 31, 2006, the aggregate amount of gross reserves in respect of the liabilities reinsured under the reinsurance agreement carried on the balance sheet of Darwin Select was $1.5 million. In addition, Ulico Casualty Company has agreed to indemnify both DNA (the purchaser) and Darwin Select against liabilities arising out of the operations prior to the closing. ULLICO Inc. has guaranteed the performance by Ulico Casualty Company of its indemnification obligations and of its obligations under the reinsurance agreement and the trust agreement. The trust fund balance was approximately $3.0 million as of December 31, 2006.

Principal Reinsurers

The following table sets forth our ten largest reinsurers in terms of amounts recoverable as of December 31, 2006. Also shown are the amounts of ceded unearned reinsurance premiums for each reinsurer less net ceded premiums payable and amounts in trust accounts or secured by letters of credit to determine the net credit exposure by reinsurer as of December 31, 2006.

							Reinsurance
					Less		Recoverable
					Amounts in		on Losses as a
		Reinsurance		Less Net	Trust		% of Total
		Recoverable	Ceded	Reinsurance	Accounts		Reinsurance
	A.M.	on Paid	Unearned	Ceded	or Secured	Net	Recoverable
	Best	and Unpaid	Reinsurance	Premiums	by Letters	Exposure to	on Paid and
Reinsurer	Rating	Losses	Premiums	Payable	of Credit	Reinsurer	Unpaid Losses
	(Dollars in thousands)

Transatlantic Reinsurance Company	A+	$23,299	$9,466	$3,719	$—	$29,046	24.2%
Max Re Limited	A−	12,880	5,871	2,477	16,274	—	13.4%
ACE Property and Casualty Insurance Company	A+	12,791	4,753	2,271	—	15,273	13.3%
AXIS Reinsurance Company	A	10,168	6,078	3,021	—	13,225	10.5%
Allied World Assurance Corporation	A	8,498	6,122	2,797	11,823	—	8.8%
Platinum Underwriters Reinsurance Company	A	7,581	3,415	1,073	—	9,923	7.8%
Liberty Syndicates 4472(1)	A	5,803	4,828	1,854	—	8,777	6.0%
Partner Reinsurance Company of the U.S.	A+	3,176	1,153	634	—	3,695	3.3%
American Reinsurance Company	A	2,581	26	1	—	2,606	2.7%
Ulico Casualty Company	B+	1,529	—	—	1,529	—	1.6%

Subtotal		88,306	41,712	17,847	29,626	82,545	91.6%
All other reinsurers		8,065	3,030	1,591	2,564	6,940	8.4%

Total reinsurance receivable		$96,371	$44,742	$19,438	$32,190	$89,485	100.0%

(1)	Liberty Syndicates 4472 is a wholly-owned subsidiary of Liberty Mutual Group Inc.

Reinsurance Assumed from the Capitol Companies.  As described above ( See “Arrangements with the Capitol Companies”), all of the obligations of the Capitol Companies relating to business produced by DPUI and written on policies of the Capitol Companies are fully reinsured by DNA. In September 2006 DNA fully collateralized its obligations (both loss reserves and unearned premiums) to the Capitol Companies with respect to these reinsurance arrangements. The balances are collateralized by a reinsurance trust and at December 31, 2006, the market value of trust assets was $217.2 million. Darwin retains ownership rights to the investments held in the trust and the investment income continues to accrue to the Company. In addition, Darwin has authority to substitute similar assets without prior notification to the Capitol Companies.

Claims Management and Administration

Our claims department, which is organized by product, manages all claims arising under insurance policies we have underwritten. The policies we write may be either “duty to defend” or “indemnity” coverages. With duty to defend policies, we are obliged to appoint counsel to defend our insured. In connection with this, we have developed lists of counsel who have the expertise to defend claims professionally and in a cost-effective manner. With indemnity policies, the insured selects the defense counsel, subject to our approval. In either case, our claims department is actively involved in the evaluation, strategy and resolution of any case. With regard to our most severe claims, or claims which may involve coverage disputes, we retain monitoring counsel. These lawyers represent our interests, but may also add value to the defense team’s ability to resolve a claim.

Setting accurate and timely case reserves is an important function of the claims department. We use a severity code system to help assure that claims are being properly monitored and reserved, with more severe claims receiving the most attention but with all claims monitored through a diary system. Each claims handler is assigned the reserving and settlement authority that we believe is appropriate for his or her experience and the nature of the claims they handle.

All claims professionals are located at our Farmington, CT headquarters and have regular interaction with underwriters, actuaries and the finance and accounting department. We also have quarterly claims meetings of claims and underwriting personnel and senior management to review serious claims and claims with the potential to become serious claims. We believe that this regular interaction provides us with the ability to efficiently monitor results.

Reserves for Unpaid Losses and LAE

We establish reserves on our balance sheet for unpaid losses and LAE related to our insurance contracts. As of any particular balance sheet date, there are claims that have not yet been reported. Although most of our insurance policies are issued on a claims-made basis, we do have some occurrence- based policies. In the case of occurrence policies, there may be claims that are not reported for years after the date that a loss event occurs. As a result, the liability for unpaid losses and LAE at any given date includes significant estimates for claims incurred but not reported (known in the industry as “IBNR”). Additionally, many of the claims that have been reported will be in various stages of resolution. Each claim is resolved individually based upon its merits, and some may take years to resolve, especially if litigated. As a result, the liability for unpaid losses and LAE at any given date reflects significant judgments, assumptions and estimates made by management relating to the ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded, and the amount of the difference between the actual ultimate loss and the recorded amount could be material to the results of our operations.

As with any insurance company’s balance sheet date, some of the claims that have occurred under in-force policies will have not yet been reported; some that have been reported will not have been resolved. The time period between occurrence of a loss and its resolution by the insurer is referred to as the claims “tail,” and insurers generally consider a shorter claim tail to be preferable. Although Darwin’s predominance of claims-made policies has a positive impact in terms of reducing claim tails, most of our coverages are nonetheless regarded as having moderate or longer tails. This is because our lines of business frequently involve litigation by third parties against insureds, and the litigation may take years before resolution by judgment or settlement. Our reference to moderate and longer tail business generally refers to claim tails of between three and seven years.

We use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid losses and LAE recorded on the balance sheet date. These techniques include statistical analyses and standard actuarial methodologies applied to our claim history supplemented with loss experience for the insurance industry overall (through use of publicly-available data). The techniques may consider open and closed claims counts, settlement activity, claim frequency, internal loss experience, loss reporting and payout patterns, reported and projected ultimate loss ratios, changes in pricing or coverages, and severity data, depending upon the statistical credibility of the available information. Subjective techniques are used to complement actuarial analyses, especially when statistical data is insufficient or unavailable.

These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, changes in price levels, judicial decisions, changes in laws and recent trends in such factors, as well as a number of actuarial assumptions that vary across our lines of business. This data is analyzed by line of business and accident/report year, as appropriate.

Our loss reserve review process uses actuarial methods and underlying assumptions from which we select the carried reserve for each class of business. The estimates underlying the liabilities for loss reserves are derived from generally accepted actuarial techniques, applied to our actual experience, though limited to our approximate four years of operating history, and take into account insurance industry data to the extent judged relevant to our operations.

While not necessarily indicative of future results, in the years since our inception, reported losses have been below expectations. The relatively low volume of losses to date limits the applicability of many standard actuarial analysis methods (which require a significantly higher volume of losses). The actuarial methods used by Darwin include the Bornhuetter-Ferguson method for incurred losses. We continually evaluate the potential for changes, both positive and negative, in our estimates of such liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid losses and LAE established in prior years, such liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect positive or negative development in loss experience and new information. Adjustments to previously recorded liabilities for unpaid losses and LAE, both positive and negative, are reflected in our financial results for the periods in which such adjustments are made and are referred to as prior year reserve development.

Changes in Historical Net Loss and LAE Reserves

The following table shows changes in our historical net loss and LAE reserves for years 2003 through 2006. Reported reserve development is derived primarily from information included in statutory financial statements of the Capitol Companies and of our insurance company subsidiaries DNA and Darwin Select. The “Net liability as of the end of the period” line of the table shows the net reserves at December 31 of each of years 2003, 2004, 2005 and 2006, representing the estimated amounts of net outstanding losses and LAE for claims arising during the period and in all prior periods that are unpaid, including losses that have been incurred but not yet reported. The “Cumulative amount of net liability paid as of” line of the table shows the cumulative net amounts paid with respect to the net reserve liability for each period. The “Net liability re-estimated as of” line of the table shows the re-estimated amount of the previously recorded net reserves for each period based on experience as of the end of each succeeding period. The estimate changes as more information becomes known about claims for individual periods. The “Gross cumulative redundancy (deficiency)” represents, as of December 31, 2006, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; and a deficiency means that the current estimate is higher than the original estimate.

Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, you should not extrapolate future redundancies or deficiencies based on this table.

	December 31,
	2003	2004	2005	2006
	(Dollars in thousands)

Net liability as of the end of period	$2,495	$31,635	$87,175	$167,291

Cumulative amount of net liability paid as of:
One year later	50	1,782	6,231
Two years later	555	3,250
Three years later	557
Net liability re-estimated as of:
One year later	2,495	31,601	84,915
Two years later	2,527	29,341
Three years later	2,186

Cumulative redundancy (deficiency)	$309	$2,294	$2,260

Gross liability-end of period	$3,485	$47,207	$138,404	$263,549
Less: reinsurance recoverables on unpaid losses	990	15,572	51,229	96,258

Net liability-end of period	$2,495	$31,635	$87,175	$167,291

Gross re-estimated liability-latest	$2,716	$39,754	$130,968
Less: re-estimated recoverable-latest	530	10,413	46,053

Net re-estimated liability-latest	$2,186	$29,341	$84,915

Gross cumulative redundancy (deficiency)	$769	$7,453	$7,436

Net Loss and LAE Reserves

The reconciliation between our aggregate net loss and LAE reserves reported in the annual statements filed with state insurance departments prepared in accordance with statutory accounting practices (“SAP”) and those reported in our historical consolidated financial statements prepared in accordance with GAAP is shown below:

Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Statutory reserves	$167,291	$87,175	$31,635
Reinsurance recoverables on unpaid losses	96,258	51,229	15,572

GAAP reserves	$263,549	$138,404	$47,207

The reconciliation of beginning and ending aggregate reserves for unpaid losses and LAE is shown below:

Reconciliation of Reserves for Losses and LAE

	2006	2005	2004
	(Dollars in thousands)

Gross reserves balance at January 1	$138,404	$47,207	$3,485
Less reinsurance recoverables on unpaid losses	(51,229)	(15,572)	(990)

Net reserves balance at January 1	87,175	31,635	2,495
Add acquired gross reserves	—	6,693	—
Less reinsured acquired gross reserves	—	(6,693)	—

Net reserve balance	87,125	31,635	2,495

Incurred losses and LAE, net of reinsurance, related to:
Current period	90,879	58,640	29,628
Prior periods	(2,260)	(34)	—

Total incurred	88,619	58,606	29,628

Paid losses and LAE, net of reinsurance, related to:
Current period	2,272	1,284	438
Prior periods	6,231	1,782	50

Total paid	8,503	3,066	488

Net reserve balance at December 31	167,291	87,175	31,635
Plus reinsurance recoverables on unpaid losses	96,258	51,229	15,572

Gross reserves balance at December 31	$263,549	$138,404	$47,207

Asbestos, Environmental Impairment and Mold Claims Reserves

We believe that we have not provided insurance coverage that could reasonably be expected to produce material levels of asbestos, environmental or mold claims activity.

Competition

The insurance industry is highly competitive. We compete with domestic and foreign insurers and reinsurers, some of which have greater financial, marketing and management resources than we do. We may also be subject to additional future competition from new market entrants. Competition is based on many factors, including the perceived financial strength of the insurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations (including A.M. Best), the speed of claims payment and the reputation and experience of the insurer. Our competitors vary by line and class of business. Collectively, however, we consider our major competitors to include American International Group, Inc., The Chubb Corporation, XL Capital Ltd., The St. Paul Travelers Companies, Inc., Lloyd’s of London, ACE Limited, Liberty Mutual Group Inc., The Hartford Financial Services Group, Inc., The Navigators Group, Inc., HCC Insurance Holdings, Inc., United States Liability Insurance Group, OneBeacon Insurance Group LLC, RSUI, Odyssey, W.R. Berkley, Markel Corporation, Philadelphia Consolidated Insurance Companies. Re Holdings Corp., CNA Financial Corporation, Arch Insurance Group, Inc., AXIS Capital Holdings Limited and Zurich Financial Services.

Ratings

A.M. Best Company is the leading provider of ratings, news, data and financial information for the global insurance industry. A.M. Best ratings currently range from “A++” (Superior) to “F” (Liquidation), with a total of 16 separate ratings categories. The objective of A.M. Best’s rating system is to provide an independent opinion as to an insurer’s financial strength and ability to meet obligations to policyholders. A.M. Best’s opinions are derived from an evaluation of a company’s balance sheet strength, operating performance and business profile. Particularly for companies that have limited operating histories like us, A.M. Best’s rating methodology incorporates a conservative view of business risks and balance sheet position. As a result, in order to optimize our Best’s rating we currently hold capital that we believe is significantly in excess of the level required to support our current premium volume. We expect that this additional capital will be available to support our future growth.

In November 2005, A.M. Best assigned DNA an independent “A−” (Excellent) rating and assigned Darwin Select an “A−” (Excellent) rating on a reinsured basis. According to A Guide to Best’s Financial Strength Ratings, which is available on A.M. Best’s website, “A”/“A−” (Excellent) ratings are assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Accordingly, such ratings are subject to change and are not recommendations to buy, sell or hold securities.

Our insurance ratings are subject to periodic review by, and may be revised or revoked at any time at the sole discretion of, A.M. Best. A downgrade of our ratings could cause our current and future distribution partners and insureds to choose higher-rated competitors and could also increase the cost or reduce the availability of reinsurance to us. As a result, a downgrade in our ratings could cause a substantial reduction in the number of policies we write, which would have a material adverse effect on our financial condition and results of operations.

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

Employees

At January 31, 2007 we employed 111 full-time and 5 part-time employees. None of our employees is subject to collective bargaining agreements and we know of no current efforts to implement such agreements. We believe that we have an excellent relationship with our employees.

Facilities

Substantially all of our employees work out of our offices located in approximately 25,000 square feet of leased office space in Farmington, Connecticut. For calendar year 2006, we paid rent for this space of approximately $0.6 million. The term of our lease extends through 2011. Under the lease, we are required, over time, to take on additional space up to a total of 36,000 square feet by 2008. We believe that the space available to us under this lease will be sufficient to meet our needs for the near term future. In addition to our Farmington headquarters, we rent a small office in New York City.

Available Information on the Internet

This report and all other filings made by the Company with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act are made available to the public by the SEC. All filings can be read and copied at the SEC Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. Further, the Company is an electronic filer, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. The Company’s website address is http://www.darwinpro.com. Through its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Annual Report to stockholders, press releases and recordings of our earnings release conference calls are also provided on our website.

REGULATION

State Regulation

General

We are regulated by insurance regulatory agencies in the states in which we conduct business. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers or claimants rather than stockholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates, prescribing the types and amounts of investments, payments of dividends and of distributions and proposed acquisitions of control of domestic or licensed insurers.

Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners (NAIC) and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways.

Certain types of state insurance regulation applicable to us are described more fully below.

Required Licensing

DNA is organized under the laws of Delaware and is authorized (licensed) in Delaware to transact certain lines of property and casualty insurance. As of year-end 2006, DNA was licensed in 48 jurisdictions (including the District of Columbia) and was eligible to write on a surplus lines basis in one other state. Insurance licenses are issued by state insurance regulators and may be of perpetual duration or may require periodic renewal. We must obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing.

As an admitted insurer DNA must usually file its premium rates and policy forms for review and approval by each state’s insurance regulators. In many states, rates and forms must be approved prior to use, and insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. In some states, there has been deregulation for large commercial risks, which may reduce or eliminate form and rate approval requirements in certain circumstances.

Darwin Select is organized under the laws of Arkansas and is authorized (licensed) in Arkansas to transact certain lines of property and casualty insurance. In certain other states, Darwin Select policies may be placed on a surplus lines basis. As of year-end 2006, Darwin Select was eligible to have its policies placed on a surplus lines basis in 45 jurisdictions (including the District of Columbia). Darwin Select is not required to apply for or maintain a license in those states. However, in order to remain an eligible surplus lines insurer in a particular jurisdiction, Darwin Select must either meet suitability standards or obtain approval under such jurisdiction’s surplus lines laws. Except for Arkansas (where it is licensed) Darwin Select maintains surplus lines eligibility in all of the states where it operates. As a surplus lines writer, Darwin Select does not file rates or policy forms, and it can therefore adjust its pricing and coverage terms more quickly than an admitted insurer can.

All of the business of Darwin Select is written through licensed surplus lines agents and brokers who must comply with specific rules and regulations concerning surplus lines placements. For example, surplus lines agents and brokers are often required to certify that a certain number of licensed admitted insurers had been offered and declined to write a particular risk prior to placing that risk with Darwin Select.

Insurance holding company laws

We operate as an insurance holding company system and are subject to regulation in the states in which our insurance company subsidiaries are domiciled. These laws require that each of our insurance company subsidiaries register with the insurance department of its state of domicile and furnish information about the operations of the companies within the insurance holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws also provide that all transactions between the insurer domiciled in that jurisdiction and any member of its holding company system must be fair and reasonable. Transactions between insurance company subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice and prior approval of the state insurance regulator is required for material or extraordinary transactions. Transactions between DNA or Darwin Select, on the one hand, and Alleghany or any other member of the Alleghany holding company system (including the subsidiaries we refer to as the Capitol Companies), on the other hand, are subject to these regulatory requirements of notice and prior approval.

Payment of dividends

General.  DPUI does not have significant operations other than our underwriting manager business. Currently, the payments we receive from our insurance subsidiaries under our underwriting management and tax sharing agreements and investment income earned on excess cash balances are our sole sources of funds to pay holding company expenses. We anticipate that subsidiary payments, including any dividends paid by our subsidiaries, will be our primary source of funds for the foreseeable future. To protect insurer solvency, state insurance laws restrict insurance subsidiaries’ ability to pay dividends or to make other payments to holding companies. Regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of earned surplus, and the insurer’s surplus following payment of any dividends must be both reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. Also, prior approval of the insurance department of its state of domicile is required before either of our insurance company subsidiaries can declare and pay an “extraordinary dividend” to us.

Delaware.  Under Delaware law, DNA may not pay an “extraordinary” dividend, which includes a dividend or distribution paid at a time when the Company does not have a positive earned surplus balance, or a dividend the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Delaware (“Delaware Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, DNA must provide notice to the Delaware Commissioner of all dividends and other distributions to stockholders within five business days after declaration and at least ten days prior to payment.

Arkansas.  Darwin Select is domiciled in Arkansas, and under that State’s Arkansas law it may not pay an “extraordinary” dividend, defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Arkansas (“Arkansas Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, Darwin Select must provide notice to the Arkansas Commissioner of all dividends and other distributions to stockholders within fifteen business days after the declaration thereof.

The dividend and distribution limitations imposed by the state insurance laws described above are based on the statutory financial results of the respective insurance company subsidiaries as determined by statutory accounting principles, which differ from GAAP in various ways. Key differences relate to, among other things, deferred policy acquisition costs, limitations on deferred income taxes and required investment reserves. See “Statutory Accounting Principles” below. Insurance regulators can block payments to us from our insurance company subsidiaries that would otherwise be permitted without prior approval if the regulators determine that the payments (such as payments under our underwriting management agreements or tax sharing agreements or payments for employee or other services) would be adverse to the interests of policyholders or creditors.

Based on the dividend restrictions under applicable laws and regulations described above, no amount of regular dividends were or could have been paid to us by DNA in 2006. Business and regulatory considerations will also affect the ability of DNA to pay dividends to us in future periods. In 2005 and 2006, Darwin Select did not pay any dividends to DNA, and DNA did not pay any dividends to us.

On January 30, 2007, the Company’s insurance subsidiary DNA applied to the Delaware Insurance Commissioner for approval of an extraordinary dividend of $3.5 million. DNA anticipates a final determination on the payment of the extraordinary dividend from the Delaware Insurance Commissioner during the first quarter of 2007.

Change of control

Many state insurance laws contain provisions for advance approval by the insurance commissioner of any change of control of an insurer domiciled (or, in some cases, has such substantial business that it is deemed to be commercially domiciled) in that state. Before approving an application to acquire control of an insurer, a commissioner will typically consider such factors as the acquirer’s financial strength, the integrity of its directors and executive officers, its plans for future operations of the insurer and any anti- competitive result that may arise from the change of control. Generally, state statutes provide that control of an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting shares of the insurer or of any company that controls the insurer, although this presumption of control may be rebutted. Therefore, if any person were to acquire 10% or more of DPUI’s voting shares without prior approval of the Delaware and the Arkansas Commissioners there would be a violation of those states’ laws, subjecting such acquirer to injunctive action as the relevant regulator may determine appropriate, such as, for example, required disposition of the common stock or prohibition against voting such stock.

In addition, the laws of many states contain provisions requiring pre-notification to a regulatory agency prior to any change of control of a non-domestic insurance company admitted to transact business in that jurisdiction. While these pre-notification statutes do not authorize the regulatory agency to disapprove the change of control, they do authorize issuance of cease and desist orders with respect to the non-domestic insurer if it is determined that some conditions, such as undue market concentration, would result from the change of control.

These requirements may discourage acquisition proposals and may delay or prevent transactions affecting the control of our common stock, including transactions, and in particular unsolicited transactions, that some or all of our stockholders may consider desirable.

Privacy regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy. These laws apply to all financial institutions, including insurance companies, and require them to maintain procedures to manage and protect certain personal information of customers and fully disclose privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. The NAIC has adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. Although we are a “financial institution” for these purposes, we do not believe we are subject to the privacy requirements of the Gramm-Leach-Bliley Act because we do not underwrite consumer-oriented insurance for individuals who are purchasing coverage primarily for personal, family, or household purposes, but rather engage only in commercial insurance for businesses or professionals. However, since the Gramm-Leach-Bliley Act does not preempt state laws which afford greater benefits than the Federal Act, we may be subject to financial privacy laws of certain states where we transact business.

Statutory accounting principles

Statutory accounting principles (or SAP) is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP were developed primarily to measure the ability to pay all current and future obligations to policyholders and creditors. As a result, statutory accounting focuses on valuing an insurer’s assets and liabilities in accordance with standards specified by the domiciliary jurisdiction. Regulators in the domiciliary states of our insurance company subsidiaries, Delaware and Arkansas, have adopted the NAIC’s statutory principles, with certain modifications. SAP and related regulations determine, among other things, the amount of statutory surplus and statutory net income of our insurance company subsidiaries and thus determine, in part, the amount of funds these subsidiaries have available to pay to us as dividends.

The values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP. GAAP is designed to measure a business on a going-concern basis. It gives more consideration to the matching of revenue and expenses than SAP does and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under GAAP is based in part upon best estimates made by the insurer. Stockholder’s equity represents both amounts currently available and amounts expected to become available over the life of the business.

Guaranty association assessments

Most of the states require property and casualty insurers writing business on an admitted basis in that state to participate in guaranty associations. These associates are organized to pay benefits owed to policyholders and claimants pursuant to insurance policies issued by insurers which have become impaired or insolvent. Typically, a state assesses each licensed insurer an amount related to the licensed insurer’s proportionate share of premiums written by all licensed insurers in the state in the line of business in which the impaired or insolvent insurer was engaged. Some states permit licensed insurers to recover a portion of these payments through full or partial premium tax credits or, in limited circumstances, by surcharging policyholders. In some states where full and partial premium tax credits are allowed, there have been legislative efforts to limit or repeal the tax offset provisions.

For the year ended December 31, 2006, $0.1 million of assessment were levied against either DNA or Darwin Select. Aggregate assessments levied against DNA were $0.2 million for the year ended December 31, 2005. Although the amount and timing of future assessments are not predictable, we have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that currently are subject to insolvency proceedings in states where our insurance company subsidiaries are licensed to transact business.

Insurance Regulatory Information System

The NAIC Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS identifies twelve key financial ratios and specifies “usual ranges” for each ratio. Insurers typically submit financial information about themselves to the NAIC annually, which in turn analyzes the data using the prescribed ratios. These ratios assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states.

Departures from the usual ranges of ratios may lead to inquiries from the insurance departments. Generally, regulators will begin to investigate or monitor an insurance company if four or more of its ratios fall outside the usual ranges. Due to the significant direct premiums written growth, assumption of 100% of Capitol Companies’ premiums written, assumption of 90% of Darwin Select’s premiums written by DNA during 2006, and the 2005 assumption of the outstanding loss and LAE reserves from the Capitol Companies, DNA had two unusual values for the IRIS tests for the year ended December 31, 2006. They were “Change in Net Writings” and “Estimated Current Reserve Deficiency to Policyholders’ Surplus.” For Darwin Select, due to the significant increase in net premiums written for its first full year of operations and ceding commissions for ceding 90% of premiums written after ceding to unaffiliated reinsurers, Darwin Select had three unusual values for the year ended December 31, 2006. They were “Change in Net Premiums Written,” “Surplus Aid to Policyholders’ Surplus,” and “Gross Agents’ Balances to

Policyholders’ Surplus.” We are not aware of either DNA or Darwin Select being subject to regulatory scrutiny because of these ratios.

Risk-based capital

In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and a model law to implement risk-based capital, or RBC, requirements to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to assure that it has an acceptably low likelihood of becoming financially impaired. The RBC formula takes into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention such as supervision and rehabilitation, and culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. As of December 31, 2006, the RBC ratios of DNA and Darwin Select are above the range that would trigger any regulatory or corrective action.

Market condition examinations

The laws and regulations of the states where DNA and Darwin Select operate include numerous provisions governing the marketplace activities of admitted insurers, including provisions governing the form and content of disclosure to consumers, product illustrations, advertising, sales and underwriting practices, complaint handling and claims handling. These provisions are enforced by the state insurance regulatory agencies through periodic market conduct examinations.

Financial examinations

As part of the regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, policy filings and business practices of insurers domiciled in their state, generally once every three to five years. These examinations generally are conducted in cooperation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the NAIC. As of the date of this Annual Report on Form 10-K, the Delaware Department of Insurance is conducting a regular triennial financial examination of DNA, the results of which we expect to receive later this year.

Insurance reserves

Under the laws and regulations of their respective states of domicile, our insurance company subsidiaries are required to conduct annual analyses of the sufficiency of their reserves. In addition, other states in which DNA is licensed and in which Darwin Select is an eligible surplus lines carrier may have certain reserve requirements that differ from those of their domiciliary states. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to those reserves, make adequate provisions for the associated contractual obligations and related expenses of the insurer.

Regulation of investments

Our insurance company subsidiaries are subject to laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed-income securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets (which are assets or portions thereof that are not permitted to be reported as admitted assets in an insurer’s annual statement prepared in accordance with SAP) for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe that the investments made by our insurance company subsidiaries comply with these laws and regulations.

Broker compensation

The recent investigations and legal actions brought by the various state attorneys general relating to broker compensation practices, as well as other measures (such as proposed legislation) that have been taken to address some of the practices at issue in those investigations and actions, are likely to result in potentially far-reaching changes in industry broker compensation practices. Market practices are still evolving in response to these developments, and we cannot predict what practices the market will ultimately adopt or how these changes will affect our competitive standing with brokers and agents or on the commission rates that we pay to our brokers, agents and program administrators.

Prior to September 30, 2004, we had contingent commission fee arrangements in effect with two of our brokers. Since September 30, 2004, we have not incurred any contingent commissions payable to any of our brokers or agents (although, in order to encourage our program administrators to focus on profitability of business produced as well as volume of business produced, we do include a contingent profit component as part of their compensation). Beginning in November 2004, we received subpoenas, inquiries and document requests from the insurance departments of the States of Delaware and North Carolina with regard to broker compensation matters. The subpoenas, inquiries and document requests we received, and subsequently responded to, did not allege any wrongdoing. We believe that these subpoenas, inquiries and document requests were issued by the Delaware and North Carolina insurance departments to most, if not all, property and casualty insurers domiciled and/or licensed in those jurisdictions. We have heard nothing further regarding these subpoenas during the approximately two years since our response, and on the basis of that interval, we believe Darwin will not have any further involvement in this matter.

Federal Regulation

General

The federal government generally does not directly regulate the insurance business. However, various federal legislation and administrative policies in several areas, including terrorism and financial transparency, do affect the insurance business. One proposal which could impact federal regulation of insurance — the State Modernization and Regulatory Transparency (“SMART”) Act — would use federal preemption and/or revenue penalties to induce uniform regulatory standards among the states. Congress has also considered and discussed so-called optional federal charter proposals, which would afford insurers the option to be regulated at the state level or at the federal level. We are not able to predict the effect of these federal legislative initiatives on the level of competition we may face or on our results of operations.

Terrorism Risk Insurance Act

The Terrorism Risk Insurance Act of 2002 (“TRIA”) generally requires primary commercial property and casualty insurers to make insurance coverage for certified acts of terrorism available to their policyholders at the same limits and terms as are available for other coverages. TRIA, which was set to expire on December 31, 2005, has been extended through December 31, 2007 by the Terrorism Risk Insurance Extension Act (the “Extension Act”). Previously, we were required by TRIA to offer terrorism coverage on all quotes in all of the lines of business that we write other than our Medical Malpractice Liability line. Under the Extension Act, we believe that we are required to offer terrorism coverage only on our D&O line. Subject to applicable deductibles, insurance losses on our D&O policies attributable to certified acts of terrorism are reinsured by the federal government. Because the Extension Act increased deductibles, and because our deductible is based upon the aggregate amount of premiums written by all insurance company subsidiaries of Alleghany, it is possible that we could receive little or no benefit from the federal reinsurance program.

The federal reinsurance program under TRIA and the Extension Act is scheduled to expire at the end of 2007 unless Congress further extends it. We cannot predict whether or when any such extension may be enacted or what the final terms of such legislation would be. In addition, with regard to our lines of business not subject to the Extension Act (E&O and Medical Malpractice Liability), we may still be required to offer terrorism coverage as a result of state regulation or market demand. The federal reinsurance program would not apply to these lines of business.

USA PATRIOT Act and OFAC

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, (or “Patriot Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to financial services companies including insurance companies. The Treasury Department’s Office of Foreign Assets Control (OFAC) maintains various economic sanctions regulations against certain foreign countries and groups and prohibits “U.S. Persons” from engaging in certain transactions with certain persons or entities in or associated with those countries or groups. Together, the Patriot Act and OFAC increase obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions. To satisfy these obligations, financial institutions are required to implement and maintain internal practices, procedures and controls. We believe that we have appropriate internal practices, procedures and controls to enable us to comply with the provisions of these federal regulations.

ITEM 1A.	Risk Factors.

Risks Related to Our Business

In addition to the risks referenced in “Note on Forward Looking Statements” included in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” herein and elsewhere in this Annual Report on Form 10-K, there are a number of risk factors which could impact our performance, including those listed below.

We have a limited operating and financial history, and if we are unable to implement our business strategy or operate our business as we currently expect, our financial condition and results of operations may be adversely affected.

We were formed in March 2003 as an underwriting manager for the Capitol Companies pending the establishment or acquisition of a separate insurance carrier for Darwin business. In May 2004, we acquired DNA, an admitted insurance company. In May 2005, we acquired Darwin Select, a surplus lines insurance company. We therefore have limited operating and financial history available upon which to evaluate our past performance or to make a decision about an investment in our securities. In addition, because we focus our efforts on certain specialized sectors of the insurance market, and because we do not have an extensive claims history to date, our historical financial results may not accurately predict our future performance. Moreover, companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. Because of the risks specific to our business and those associated with early stage companies in general, we may not be successful in implementing our business strategy. If unable to implement our strategy or to operate our business as we currently expect, our results of operations may be adversely affected.

A decline in our financial strength ratings could cause us to lose substantially all of our business.

A.M. Best currently rates DNA at “A−” (Excellent) and Darwin Select at “A−” (Excellent) (reinsured rating). A rating of “A−” (Excellent) is the fourth highest of 16 separate A.M. Best rating categories that currently range from “A++” (Superior) to “S” (Suspended). Our insurance company subsidiaries’ ratings are subject to periodic review by, and may be revised downward or revoked at any time at the sole discretion of, A.M. Best. A downgrade could cause our current and future distribution partners (brokers, agents and licensed insurance agents who are delegated authority to manage part of our insurance business, whom we refer to as “program administrators”) and insureds to choose other, more highly rated competitors and could also increase the cost or reduce the availability of reinsurance to us. As a result, a downgrade in our ratings could cause us to lose substantially all of our business, which would have a material adverse effect on our financial condition and results of operations. Further, a downgrade of our ratings could adversely impact our ability to attract investment capital on favorable terms.

We do not have employment agreements or non-competition agreements with most of our key management personnel, and if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

Our future success will depend, in part, upon the efforts of our executive officers and other key personnel, including Stephen Sills, our President and Chief Executive Officer. The loss of Mr. Sills or any of our other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. We have not entered into employment agreements with any of our key management personnel other than Mr. Sills and Mark I. Rosen, our Senior Vice President and General Counsel. Our executive officers and key personnel, other than Mr. Sills and Mr. Rosen, are not subject to non-competition agreements.

Our employment agreement with Mr. Sills provides that he has the right to terminate his agreement for any reason. Mr. Sills’ agreement provides that he can terminate for “good reason” under certain circumstances, including the termination by the Capitol Companies of the underwriting management agreement with DPUI prior to December 31, 2007, and for which he would be entitled to receive certain payments and benefits upon termination. We could be materially adversely affected by the termination of Mr. Sills’ employment as our President and Chief Executive Officer.

We do not have key person insurance on the life of Mr. Sills or on the lives of any of our other key management personnel. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations, prospects and the level of competition then prevailing in the market for qualified personnel.

If we are unable to underwrite risks accurately and to charge adequate rates to policyholders, our financial condition and results of operations could be adversely affected.

In the insurance business the product is priced and sold before the underlying costs are known. This requires significant reliance on estimates and assumptions in setting prices. Rate adequacy is necessary, together with investment income, to generate sufficient revenue to offset losses, LAE and other underwriting expenses (which include the aggregate of policy acquisition costs, including commissions, and the portion of administrative, general and other expenses attributable to underwriting operations) and to earn a profit. If we fail to assess accurately the risks we assume, we may fail to charge adequate premium rates, which could reduce income and have a material adverse effect on our financial condition and results of operations.

In order to price accurately, we must collect and analyze a substantial volume of data; test and apply appropriate rating formulae; monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. We must also implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully, and as a result price accurately, is subject to risks and uncertainties, including, but not limited to: availability of sufficient reliable data; incorrect or incomplete analysis of available data; uncertainties inherent in estimates and assumptions, generally; selection and implementation of appropriate rating formulae or other pricing methodologies; ability to predict investment yields and the duration of our liability for losses and LAE accurately; and unanticipated court decisions, legislation or regulatory action.

Our actual incurred losses and LAE may be greater than our loss and LAE reserves, which could have a material adverse effect on our financial condition and results of operations.

We are liable for incurred losses and LAE under the terms of the insurance policies we underwrite. In many cases, several years may elapse between the occurrence of an insured loss event, the making of a claim, and our resolution of that claim. We establish loss and LAE reserves for the estimated ultimate payment of all losses and LAE incurred. We estimate loss and LAE reserves using individual case-basis valuations of reported claims. We also use statistical analyses to estimate the cost of losses that have been incurred but not reported to us. These estimates are based on historical information and on estimates of future trends that may affect the frequency of claims and changes in the average cost of claims that may arise in the future. They are by their nature imprecise, and our ultimate losses and LAE may vary from established reserves. Because of our short operating history, we have a limited claims experience on which to base our reserves. Consequently, the techniques that we currently utilize to establish our loss and LAE reserves primarily take into account relevant insurance industry data. If our loss and LAE reserves should prove to be inadequate, we will be required to increase reserves, thereby reducing net earnings and stockholders’ equity in the period in which the deficiency is identified. Future loss experience which is substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and our financial position. Furthermore, factors that are difficult to predict may impact future loss and LAE, such as claims inflation, claims development patterns, legislative activity, social and economic patterns and litigation and regulatory trends.

We currently rely on certain Alleghany subsidiaries to write some of the insurance policies that we produce, and a termination of our arrangements with them could have an adverse effect on our business, financial condition and results of operations.

We have underwriting management agreements with each of the Capitol Companies to write policies produced by DPUI. Initially, all business produced by DPUI was written on policies of the Capitol Companies. Since each of our insurance company subsidiaries obtained its own A.M. Best rating of “A−” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write an increasing percentage of our future business on policies of our own subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. (For the year ended December 31, 2006, see “Business — Arrangements with the Capitol Companies” above.)

We do not expect that our issuance of policies written on the Capitol Companies for the insureds who require an A.M. Best rating of “A” (Excellent) will decline so long as our rating is “A−” (Excellent). To date, most of the insureds in this category are public companies purchasing D&O insurance. While our public D&O writings have declined as a percentage of our total writings, public D&O writings have generally increased in absolute terms as our business has grown. We believe these trends are likely to continue. We do expect that our issuance of policies written on the Capitol Companies in jurisdictions where our insurance companies are not currently licensed or eligible to write business will decrease as we obtain required licenses or approvals in the various jurisdictions.

The initial term of the underwriting management agreements between DPUI and the Capitol Companies extends until May 31, 2007 and thereafter renews on an annual basis. However, either party may terminate effective upon an expiration date (whether May 31, 2007 or a subsequent May 31), provided that the terminating party provides 60 days prior notice of termination. In addition, a Capitol Company may terminate at any time, by written notice, at any time when Alleghany does not own at least 51% of the outstanding equity interests in DPUI or upon a sale of all or substantially all of the assets of DPUI to a person other than Alleghany or an affiliate of Alleghany. DPUI may terminate its underwriting management agreement with a Capitol Company at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in the subject Capitol Company or upon a sale of all or substantially all of the assets of the subject Capitol Company to any person other than Alleghany or an affiliate of Alleghany.

If the underwriting management agreements between DPUI and the Capitol Companies were terminated at a time when we still depended on the Capitol Companies to write a material portion of the business produced by DPUI, or if the Capitol Companies were downgraded from their current A.M. Best ratings of “A” (Excellent) at a time when a material portion of the business produced by DPUI was in a class where there is rating sensitivity, then, unless we were able to locate other entities to write such business and to negotiate new agreements with such other entities (which new agreements might involve additional expense to us), we could be materially adversely affected. In addition, the employment agreement between DPUI and Stephen Sills provides that termination prior to December 31, 2007 by any of the Capitol Companies of its underwriting management agreement with DPUI will permit Mr. Sills to terminate his employment with DPUI and that such termination will be deemed to be a termination by Mr. Sills “for good reason,” which will entitle him to receive certain payments and benefits. We could be materially adversely affected by the termination of Mr. Sills’ employment as President and Chief Executive Officer of DPUI.

If we are not able to renew our existing reinsurance or obtain new reinsurance or if we were to increase our retention levels in premiums written, either our net exposures would increase or we would have to reduce the level of our underwriting commitment, both of which could negatively affect our revenues and results of operations.

We purchase reinsurance to spread our risk on substantially all of our lines of business. We currently purchase primarily excess of loss reinsurance to stop our loss from a single occurrence on any one coverage part from any one policy. Excess of loss reinsurance is reinsurance that indemnifies the insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” In addition, we currently purchase quota share reinsurance on certain classes of our business to provide additional reinsurance protection. Quota share reinsurance is a type of reinsurance whereby the reinsurer, in return for a predetermined portion or share of the insurance premium charged by the ceding company, indemnifies the ceding company against a predetermined portion of the losses and LAE of the ceding company under the covered policy or policies. Total ceded premiums amounted to 36.2% of our gross premiums written in 2006.

We may choose in the future to re-evaluate the use of reinsurance to increase, decrease or eliminate the amount of liability we cede to reinsurers, depending upon the cost and availability of reinsurance. If we were to increase the levels of risk we retain, our net exposures would increase and this could cause our earnings and results of operations to be more volatile. See “Business — Reinsurance.” Market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. The reinsurance market has changed dramatically over the past few years as a result of inadequate pricing, poor underwriting and significant losses incurred. As a result, some reinsurers have exited certain lines of business, reduced available capacity and implemented provisions in their contracts designed to reduce their exposure to loss. In addition, the availability of capital affects the availability of reinsurance.

Our reinsurance facilities generally are subject to annual renewal. We cannot provide any assurance that we will be able to maintain our current reinsurance facilities or that we will be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring contracts or to make new arrangements or if the cost of reinsurance increased to an amount we were unwilling to pay, our net exposure would increase, which would cause our earnings and results of operations to be more volatile. If we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

If our reinsurers do not pay claims made by us in a timely fashion, our business, financial condition and results of operations could be materially adversely affected.

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to our policyholders. Accordingly, we are subject to credit risk with respect to our reinsurers. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of our claims. Either event would increase our costs and could have a material adverse effect on our business, financial condition and results of operations.

If our relationships with certain of our distribution partners, four of which account for a significant part of our business, were terminated, our financial condition and results of operations could be materially adversely affected.

We distribute our products through a select group of approximately 180 distribution partners, including brokers, agents and four program administrators. For the year ended December 31, 2006, approximately 39.7% of our gross premiums written was produced by four of our distribution partners: Marsh Inc., American Professional Agency (a program administrator), Professional Government Underwriters (a program administrator) and Arc Excess & Surplus, LLC. Our program administration agreements are terminable upon 180 days notice. We do not have exclusive arrangements with our brokers and agents, and they can terminate our relationship at any time. Thus, we cannot be sure that relationships with our distribution partners will continue. The termination of a relationship with one or more of these producers could result in lower gross premiums written and have a material adverse effect on our financial condition and results of operations.

We rely on our brokers, agents and program administrators to collect premiums on our behalf, and their failure to remit premiums to us could cause our underwriting profits to decline.

Premiums produced by our brokers, agents and program administrators are collected directly by our distribution partners and forwarded to us. In certain jurisdictions, when the insured pays premiums for these policies to brokers, agents or program administrators for payment over to us, the premiums might be considered to have been paid to us, whether or not we have actually received the premiums from our distribution partners. Consequently, we assume a degree of credit risk associated with our distribution partners. Although failure by our distribution partners to remit premiums to us has not had a material adverse effect on us to date, there may be instances where our distribution partners collect premium but do not remit it to us and we may be nonetheless required under applicable law to provide the coverage set forth in the policy despite the absence of premium. Because the possibility of these events is dependent in large part upon the financial condition and internal operations of our distribution partners, which in most cases is not public information, we are not able to quantify the exposure presented by this risk. If we are unable to collect premiums from our distribution partners in the future, our underwriting profits may decline and our financial condition and results of operations could be materially adversely affected.

If a program administrator were to exceed its underwriting authority or otherwise breach obligations owed to us, we could be materially adversely affected.

In the programs currently in place, we authorize the program administrators to write business on our behalf within underwriting guidelines that we prescribe. In this structure, we rely on the underwriting controls of our program administrators to write business within the underwriting guidelines that we prescribe. Although we monitor our programs on an ongoing basis, our monitoring efforts may not be adequate or our program administrators may exceed their underwriting authorities or otherwise breach obligations owed to us. We are liable to policyholders under the terms of policies underwritten by our program administrators and, to the extent that our program administrators exceed underwriting authorities or otherwise breach obligations owed to us, our financial condition and results of operations could be materially adversely affected.

We rely heavily on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

Our business is more highly dependent than many others on successful, uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. A failure of these systems or the termination of a third-party software license upon which any of these systems are based could materially impact our ability to evaluate and write new business. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner.

If we do not maintain adequate systems, we could experience adverse consequences, including: inadequate information on which to base critical decisions; loss of existing customers; difficulty in attracting new distribution partners or disputes with our present distribution partners; regulatory problems, such as failure to meet prompt payment obligations; litigation exposure; and increased administrative expenses. Thus, our failure to update our systems to reflect technological advancements or to protect our systems could have a material adverse effect on our business, financial condition and results of operations.

If i-bind, our web-based underwriting system, has technical problems, or if it is accepted by the marketplace more slowly than anticipated, we may not be able to grow the small account business that we target as quickly or as cost-effectively as we would like.

i-bind is our web-based underwriting system that allows on-line policy submission, rating, quoting, proposal and binder issuance. We believe i-bind will assist us and our distribution partners in producing and managing small account business in a cost-effective manner. i-bind is still being rolled out to certain of our distribution partners, and we cannot be sure if, or how quickly, it will be accepted by the marketplace. Also, although we have experienced no material technical problems related to the i-bind program to date, to the extent that i-bind were to have problems in the future or is not accepted by the marketplace, we may not be able to grow the small account business that we target as quickly or as cost-effectively as we would like, which could result in lower gross premiums written and higher costs.

Our investment results and, therefore, financial condition and results of operations, may be materially adversely impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall capital market conditions.

Our results of operations depend, in part, on the performance of our invested assets. Fluctuations in interest rates affect our returns on, and the fair value of, our investments in fixed-income securities. The fair market value of our fixed-income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed-income securities will generally increase or decrease with interest rates. As a result, interest rate fluctuations could impact our net income. Substantially all of our fixed-income securities are classified as available for sale, and unrealized gains and losses on such securities are recognized in accumulated other comprehensive income (loss), net of taxes, and increase or decrease our stockholders’ equity. In addition, issuers of the fixed-income securities that we own may default on principal and interest payments, as a result of economic downturn, events of corporate malfeasance or other factors which would cause a decline in the value of our fixed-income portfolio and cause our net earnings to decline.

Our fixed-income investment portfolio includes mortgage-backed securities. The fair value of these securities fluctuates with the market, and in addition changes in interest rates expose these securities to prepayment risk. That is, in periods of declining interest rates, mortgage prepayments (generally from refinancings) increase and the securities are paid down more quickly, requiring us, as the investor, to reinvest repayments at the then lower market rates. Conversely, during periods of rising interest rates, prepayments generally slow. Mortgage/asset-backed securities that have an amortized cost that is less than par (i.e. purchased at a discount) may incur a decrease in yield as a result of a slower rate of prepayment.

Although we have not historically invested in equity securities, we may decide to do so in the future. The performance of an equity portfolio depends on a number of factors, including many of the same that affect the performance of fixed-income securities (although those factors can have the opposite effect on the market prices of equity securities.) The equity markets as a whole have been relatively volatile in recent years, and we will need to exercise care in selecting equity securities for investment, and our equity investments may be negatively affected by market conditions outside our control.

If we do not structure our investment portfolio so that it appropriately matches our insurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. In addition, if we do not succeed in targeting an appropriate overall risk level for our investment portfolio, the return on our investments may be insufficient to meet our long-term profit targets.

As a holding company and underwriting manager, we are dependent on the results of operations of our insurance company subsidiaries, and we rely upon the regulatory and financial capacity of our subsidiaries to pay dividends to us. The inability of our subsidiaries to pay dividends to us in sufficient amounts could harm our ability to meet our obligations.

As an insurance holding company without significant operations of our own (other than our underwriting manager business), payments from our subsidiaries under our underwriting management and tax sharing agreements are currently our sole sources of funds to pay holding company expenses. We anticipate that such payments, together with dividends paid by subsidiaries, will be the primary source of funds for our holding company.

With respect to payments under the underwriting management and tax sharing agreements, if a subsidiary should become insolvent, our creditors and stockholders will have no right to proceed against the assets of that subsidiary or to cause the liquidation, bankruptcy or winding-up of the subsidiary under applicable liquidation, bankruptcy or winding-up laws. Insurance laws of the jurisdiction in which such subsidiary is domiciled would govern any proceedings relating to the subsidiary. The insurance authority designated by these laws would act as a liquidator for that subsidiary and creditors and policyholders of the subsidiary would be entitled to payment in full from the subsidiary’s assets before we would be entitled to receive any distribution from the subsidiary.

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of earned surplus, and the amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Under the insurance laws of Delaware and Arkansas, the states of domicile of DNA and Darwin Select, respectively, neither of our subsidiaries may pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner has received notice of such dividends and has either approved or not disapproved such dividends within the thirty day period. In addition, insurance regulators can block payments to us from our insurance company subsidiaries that would otherwise be permitted without prior approval if the regulators determine that the payments (such as payments under tax sharing agreements or payments for employee or other services) would be adverse to the interests of policyholders or creditors. As a result, we may not be able to receive dividends or other payments from our subsidiaries at times and in amounts necessary to pay corporate expenses or meet other obligations. If the ability of our insurance company subsidiaries to pay dividends or make other payments to us is materially restricted by regulatory requirements, it could adversely affect our ability to pay our corporate expenses.

If we are unable to raise additional capital in the future, whether on favorable terms or at all, we may not have sufficient funds to implement our operating plans, and our business, financial condition or results of operations could be materially adversely affected.

Based on our current operating plan, we believe that payments under our underwriting management and tax sharing agreements and such dividends as are permitted by regulators to receive from our subsidiaries will support operations for the foreseeable future without the need for additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing. Such factors include: our growth and profitability; claims experience and the availability of reinsurance; and possible acquisition opportunities, market disruptions and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available at all or may be available only on unfavorable terms and may, in an equity financing, dilute our stockholders’ interests. In any case, such securities may confer rights, preferences and privileges that are senior to those of the common stock shares or may impose covenants that impair our operations.

Litigation and legal proceedings against our insurance company subsidiaries could have an adverse effect on our financial condition and results of operations.

We are subject to routine legal proceedings in the normal course of operating our business, including litigation regarding claims, and we expect to continue to be subject to legal proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. However, if such litigation were to develop, adverse judgments in one or more of such lawsuits could require us to pay significant damage amounts or to change aspects of our operations, which could have a material adverse effect on our business, financial condition and results of operations.

If we acquire other insurance businesses and are unable to integrate them successfully with our business, our financial condition and results of operations could be materially adversely affected.

We do not currently have plans to acquire any specific insurance business. However, we believe we will be presented from time to time with acquisition opportunities which would allow us to grow our business while achieving our profitability goals. Therefore, if we are presented with an appropriate opportunity, we may pursue acquisition of one or more specialty insurance businesses or books of business. Some of these acquisitions could be material in size and scope. If a potential acquisition opportunity is identified, there can be no assurance that we will consummate such acquisition. If any such acquisition does occur it may not be successful in enhancing our business, may not be accretive to earnings or book value or may not generate an underwriting profit. In addition, to the extent that we do acquire new businesses, such acquisitions could pose a number of special risks, including the diversion of management’s attention, the unsuccessful integration of the acquired operations and personnel, adverse short-term effects on reported operating results, impairment of acquired intangible assets and the loss of key employees.

We may, in the future, issue additional common stock in connection with one or more acquisitions, which may dilute our stockholders. Alternatively, we may issue debt, which could limit our future financial flexibility. Additionally, with respect to future acquisitions, our stockholders may not have an opportunity to review the financial statements of the entity being acquired or to vote on such acquisitions.

Our capital adequacy requirements could negatively affect our return on equity for a long time. In addition, if we are unable to grow into our capital base as quickly as we anticipate, our return on equity could be negatively affected.

We need to satisfy certain capital requirements in order to maintain our A.M. Best ratings. We are also subject to capital adequacy requirements imposed by insurance regulators. These requirements may lead us to maintain a higher level of capital in our insurance company subsidiaries than we otherwise would, which could hold down our return on equity. In addition, while we believe that the amount of capital we currently hold is capable of supporting a significantly higher volume of net premiums than we currently write, our return on equity could be negatively affected if we are unable to grow into our capital base as quickly as we anticipate. Either circumstance could persist for a relatively long period, meaning that our return on equity would be decreased for a number of years into the future.

Our insurance company subsidiaries are subject to assessments in the states in which they are licensed, and these assessments could significantly affect our financial condition.

We are obligated to pay guaranty fund assessments in the various states in which DNA is licensed and in the State of Arkansas, where Darwin Select is licensed. Generally, our assessment depends upon our proportionate share of all premiums written by licensed insurers in the state on a particular line of insurance. Such assessments assist in the payment of claims and related costs of insolvent insurance companies in those states. Through year-end 2006, guaranty fund assessments have not represented a material expense, but as we grow, our share of premiums and our exposure to assessments may increase. The number and magnitude of future insurance company failures cannot be predicted, but resulting assessments could significantly affect our business, financial condition and results of operations.

Risks Related to Our Industry

Our business is cyclical in nature, which may affect our financial performance.

The insurance business historically has been a cyclical industry, with periods of intense price competition and broad coverage terms (referred to as “soft market” conditions), and other periods when insuring capacity is tight, resulting in high premium levels and restrictive coverage terms (“hard markets”). An increase in the supply of risk-bearing capacity, due either to new entrants’ bringing in new capital or to additional capital being contributed by existing insurers, causes less favorable pricing and policy terms and may decrease demand for our underwriting services. Additionally, periodic changes in loss frequency and severity within a particular insurance line will impact the cycle of the insurance business significantly.

While we believe our specialty insurance business may experience less volatility through market cycles than standard lines, our returns will generally be impacted by the cyclical nature of the industry. Though each of our lines and classes is cyclical, each is subject to its own insurance cycle. For example, we believe that the D&O market, particularly for public companies, was at its hardest sometime in 2002, that it softened significantly thereafter, and that it has now stabilized at a relatively soft level. Market conditions for E&O and Medical Malpractice Liability vary by class and geography. While difficult to generalize, we believe markets for the E&O and Medical Malpractice Liability lines are becoming more competitive (i.e. moving toward a softer market). We endeavor to target market segments where conditions are favorable to insurers, but downturns in market conditions could affect our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we were unable to write our specialty lines of insurance at appropriate rates, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

Some of our competitors have greater financial resources than we have, or have more market recognition than we do, and, we may not be successful in competing effectively with them.

We compete with a large number of other companies in our selected lines of business. See “Business — Competition.” Many of our competitors, such as American International Group, Inc., The Chubb Corporation, The St. Paul Travelers Companies, Inc., are more established and have significantly greater financial resources than we have. Some competitors also have significantly longer histories in the market and greater market recognition than we do. Larger carriers may have lower total expense ratios, allowing them to price their products more competitively than we can. In addition, some of our competitors operate from tax-advantaged jurisdictions and have the ability to offer lower rates due to such tax advantages.

If we are unable to compete effectively in the markets in which we operate or to expand our operations into new markets, our underwriting revenues and net income may decline. Competition is based on many factors, including: perceived market strength of the insurer; pricing and other terms and conditions; services provided; speed of claims payment; reputation and experience of the key management and underwriting staff; and ratings assigned by independent rating organizations such as A.M. Best.

A number of potential new developments could further increase competition in our industry. These developments could include, for example, an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry. Competition from new entrants or increased competition from our existing competitors could affect our ability to price our products at rates that are likely to generate underwriting profits.

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our results of operations.

Our insurance company subsidiaries are subject to extensive regulation, primarily by DNA’s state of domicile Delaware, and Darwin Select’s state of domicile Arkansas. To a lesser extent, our insurance company subsidiaries are also subject to regulation in the other states where they operate. Significant changes the laws and regulations of these States could further limit our discretion or make it more expensive to conduct our business. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.

In addition, regulatory authorities have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe to be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.

The National Association of Insurance Commissioners, or “NAIC,” is a voluntary organization of state insurance officials that promulgates model laws regulating the insurance industry, values securities owned by insurers, develops and modifies insurer financial reporting statements and insurer performance criteria and performs other services with respect to the insurance industry. The NAIC has adopted a system to test the adequacy of statutory capital, known as “risk-based capital.” This system establishes the minimum amount of risk-based capital necessary for a company to support its overall business operations and to assure that it has an acceptably low likelihood of becoming financially impaired. It identifies property and casualty insurers that may be inadequately capitalized by taking into account various risk factors, including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus to its risk-based capital falls below specified thresholds, it will become subject to varying degrees of regulatory intervention, such as supervision and rehabilitation, and culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. Failure to maintain our risk-based capital at the NAIC’s required levels could adversely affect the ability of our subsidiaries to maintain regulatory authority to conduct our business.

The NAIC Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS identifies thirteen key financial ratios and specifies “usual ranges” for each ratio. Insurers typically submit financial information about themselves to the NAIC annually, which in turn analyzes the data using the prescribed ratios. These ratios assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. Failure to maintain our risk-based capital at the NAIC’s required levels could adversely affect the ability of our subsidiaries to maintain regulatory authority to conduct our business.

Federal legislation may also negatively affect the business opportunities we perceive are available to us in the market. The Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted in response to the tightening of supply in some insurance markets resulting from, among other things, the terrorist attacks of September 11, 2001. TRIA generally requires primary commercial property and casualty insurers to make insurance coverage for certified acts of terrorism available to their policyholders at the same limits and terms as are available for other coverages. TRIA provides for federal reinsurance of terrorism-related loss, but as currently structured, such reinsurance would be unlikely to benefit our subsidiaries. The federal reinsurance program under TRIA and its Extension Act is scheduled to expire at the end of 2007. In addition, with regard to those of our lines of business not subject to TRIA (E&O and Medical Malpractice Liability), we may still be required to offer terrorism coverage as a result of state regulation or market demand. The federal reinsurance program would not apply to these lines of business.

The effects of emerging claim and coverage issues on our business are uncertain and could materially adversely affect our business, financial condition and results of operations.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued the insurance affected by the changes. As a result, the full extent of our liability may not be known for years after a contract is issued. A recent example of an emerging claims and coverage trend is the larger amount of settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors and officers liability insurance. The effects of claims and coverage trends are extremely hard to quantify or predict and could harm our results of operations.

The passage of tort reform and the subsequent review of such laws by the courts could have a material impact on our operations.

“Tort reform” generally refers to laws restricting a plaintiff’s ability to recover damages by imposing one or more limitations, including: eliminating certain claims that can be heard in a court, limiting the amounts or types of damages; reducing statutes of limitation; or limiting venue or court selection. Certain states in which we do business have enacted, or are considering, tort reform legislation. However, many reform laws are being challenged in state courts, and there is no assurance that they will ultimately be upheld. While the effects of tort reform would appear beneficial to our business generally, there can be no assurance that such reforms will be effective. If tort reforms are effective, providing professional and other liability insurance may become more attractive, thereby causing an increase in competition for our business. In addition, there is no assurance that the benefits of tort reform will not be accompanied by regulatory actions that may be detrimental to our business such as expanded coverage requirements and premium rate limitations or rollback of premiums charged.

Risks Related to Our Corporate Structure

We are a majority-owned subsidiary of Alleghany and the ownership of our shares is highly concentrated. A future sale of all or a substantial portion of Alleghany’s shares of our common stock, or the possibility of such future sales, could adversely affect the market price of our common stock.

Alleghany and our management stockholders beneficially own approximately 65% of our outstanding common stock. For the greater part of 2006, substantially all of these shares were subject to lock-up agreements that prohibited the owners from disposing of their shares, generally for a period of 180 days after the date of our initial public offering effective May 18, 2006. Additionally, Alleghany was granted the right to require us to register some or all of the Alleghany shares for sale under the U.S. securities laws, which rights remain in effect. The exercise of these registration rights, or similar registration rights for securities we may issue in the future, could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price. We cannot predict what effect, if any, future sales of shares by these persons, their affiliates or our other stockholders, or the availability of shares for future sale, may have on the prevailing market price of our common stock. Sales of substantial amounts of our common stock in the public market by these persons, their affiliates or our other stockholders, or the possibility that such sales could occur, could adversely affect prevailing market prices for our common stock. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

Alleghany has significant control over us and may not always exercise its control in a way that benefits the other securityholders. Also, conflicts of interest that may arise between us and Alleghany could be resolved in a manner unfavorable to us.

As our majority stockholder, Alleghany has the ability to exert significant influence over our policies and affairs, including the power to affect the election of our directors, appointment of our management and the approval of any action requiring a stockholder vote, such as amendments to our certificate of incorporation, transactions with affiliates, mergers or sales of substantially all of our assets. Because Alleghany’s interests may differ from the interests of our other security holders, actions Alleghany takes with respect to us, as our controlling stockholder, may not be favorable to such other investors.

Additionally, questions relating to conflicts of interest may arise between us and Alleghany from time to time. One of our directors is an officer and director of Alleghany, and two other of our directors are also officers of Alleghany. Ownership interests of our directors in Alleghany shares, or service as a director or officer of both our company and Alleghany, could give rise to potential conflicts of interest when a director or officer is faced with a decision that could have different implications for the two companies. These potential conflicts could arise, for example, over matters such as the desirability of an acquisition opportunity, employee retention or recruiting, or our dividend policy.

The corporate opportunity policy set forth in our certificate of incorporation addresses potential conflicts of interest between Darwin, on the one hand, and Alleghany and its officers and directors who are directors of the

Company, on the other hand. It provides that, subject to any written agreement to the contrary, Alleghany has no legal duty to refrain from engaging in the same or similar business activities or lines of business as we do, or from doing business with any of our clients, customers or vendors. The policy also provides that if Alleghany acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both us and Alleghany, or a person who is an affiliate of Alleghany, then unless the corporate opportunity was expressly offered to Alleghany in its capacity as a stockholder of Darwin, the corporate opportunity will be deemed to be renounced by us such that we waive any claim that the corporate opportunity should have been presented to us, and Alleghany will have no duty to communicate or present that corporate opportunity to us. The policy further provides that if one of our directors or officers who is also a director, officer, employee or agent of Alleghany learns of a potential transaction or matter that may be a corporate opportunity for both us and Alleghany, or a person who is an affiliate of Alleghany, then unless the corporate opportunity is expressly offered to such person solely in his or her capacity as our director or officer, the corporate opportunity will be deemed to be renounced by us such that we waive any claim that the corporate opportunity should have been presented to us, and such director or officer will have no duty to communicate or present that corporate opportunity to us.

If a conflict of interest arises between us and Alleghany, the corporate opportunity policy set forth in our certificate of incorporation may result in a conflict resolution that would be unfavorable to us.

Because Alleghany, through certain of its insurance company subsidiaries, engages in some of the same lines of specialty insurance that we write, our ability to successfully operate and expand our business may be adversely affected.

Alleghany has no obligation to refrain from engaging in the same or similar business activities or lines of business as us, or doing business with, or in competition with, any of our clients, customers or vendors. Some of Alleghany’s insurance company subsidiaries compete with us in some of the same lines of specialty insurance that we write. Because of Alleghany’s significant financial resources, Alleghany could have a significant competitive advantage over us should it decide to expand its business in any of the specialty insurance lines that we write.

We are a “controlled company” within the meaning of the NYSE Arca exchange rules and qualify for exemptions from certain corporate governance requirements. As a result, our stockholders are not afforded all of the same protections as stockholders of companies that are subject to all of the corporate governance requirements of the exchange.

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE Arca exchange. As a “controlled company” (because Alleghany holds more than 50% of the voting power of DPUI), we rely upon the “controlled company” exemptions of the NYSE Arca exchange corporate governance standards. These exemptions free us from the obligation to comply with certain NYSE Arca exchange corporate governance requirements, including the requirements that a majority of our board of directors consist of independent directors; that we have a nominating/corporate governance committee consisting entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and that we have a compensation committee consisting entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE Arca exchange.

ITEM 1B.	Unresolved Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports filed during 2006.

ITEM 3.	Legal Proceedings

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

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

Shares and Stockholders

Our common stock is traded on the NYSE Arca under the ticker symbol “DR”. We have two classes of authorized capital stock: 50,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.10 per share (the “Preferred Stock”).

As of February 23, 2007, there were 17,048,022 shares of Common Stock issued and outstanding, and we estimate that there are approximately 2,800 beneficial owners of our shares. As of that date, there were no shares of Preferred Stock issued and outstanding. We did not issue any shares of Common Stock that were not registered under the Securities Act on 1933, and no repurchases of the Company’s shares of Common Stock were made during the year ended December 31, 2006.

Price Range of Common Stock

The high and low sales prices for the period from our initial public offering on May 19, 2006 to June 30, 2006, and for the quarters ended September 30, 2006 and December 31, 2006, and the closing prices as of each period’s end, were as follows:

	High	Low	Close

5/19/2006 — 6/30/2006	$20.12	$16.00	$17.66
Third Quarter	$23.50	$17.75	$22.21
Fourth Quarter	$25.29	$20.61	$23.45

Performance Graph

The following graph compares, for the period from our initial public offering price of $16.00 per share on May 19, 2006 to December 31, 2006, the cumulative total stockholder return on each of Darwin’s Common Stock, the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Standard & Poor’s Property and Casualty Insurance Index (the “P&C Index”). The graph shows the value at the end of such period of $100 invested as of May 19, 2006 in the Common Stock, the S&P 500 and the P&C Index.

COMPARISON OF CUMULATIVE TOTAL RETURN

INDEXED RETURNS

	Months Ending
	Base
	Period
Company/Index	5/19/06	5/31/06	6/30/06	7/31/06	8/31/06	9/30/06	10/31/06	11/30/06	12/31/06
Darwin Professional Underwriters, Inc.	$100	$120.38	$110.37	$116.56	$125.25	$138.81	$140.63	$146.75	$146.56
S&P 500 Index	$100	$100.24	$100.38	$101.00	$103.40	$106.06	$109.52	$111.60	$113.17
S&P Property & Casualty Insurance Index	$100	$99.05	$98.50	$99.65	$100.89	$105.17	$107.04	$107.94	$112.34

The foregoing graph is based on the assumptions that any cash dividends are reinvested on the ex-dividend date in respect of such dividend.

Dividend Policy

In connection with the initial public offering our Board approved a 33 for two stock split on our Common Stock, which was effective in May 2006. There are no current plans for any additional stock split or stock dividend.

We have not paid or declared a cash dividend on our Common Stock. While there is presently no intention to pay cash dividends on the common stock, future declarations, if any, are at the discretion of our Board of Directors, and the amounts of such dividends will be dependent on, among other things, Company earnings, our financial condition and business needs, any restrictive covenant under a credit facility, the capital and surplus requirements of our subsidiaries and applicable government regulations.

Initial Public Offering and Repurchase of Preferred Stock

On March 10, 2006, we filed a registration statement on Form S-1 with the SEC for the purpose of making an initial public offering of Common Stock. The registration statement was declared effective on May 18, 2006 for the issuance of 5,217,391 shares of common stock at an initial offering price of $16.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 782,609 shares of Common Stock were issued at the $16.00 initial public offering price. Gross proceeds from the sale of the 6,000,000 shares of Common Stock were $96.0 million. Total costs associated with the initial public offering included $6.7 million of underwriting costs and $3.0 million of offering expenses. Net proceeds from the offering, including the over-allotment option, after deducting underwriting costs and offering expenses were $86.3 million.

The net proceeds from the offering were used to redeem all of the then-outstanding shares of Series A Preferred Stock at the aggregate liquidation preference of $2.3 million and all then-outstanding shares of the Series C Convertible Preferred Stock with an aggregate liquidation preference of $2.5 million. The remaining proceeds of $81.5 million were used to redeem a portion of the outstanding Series B Convertible Preferred Stock at a redemption price per share, on an as-converted basis, equal to the public offering price less underwriting costs or 5,478,904 shares of common stock on an as-converted basis. The remaining outstanding shares of the Series B Convertible Preferred Stock were converted into 9,371,096 shares of Common Stock. As a result of the foregoing, the net proceeds of the offering were used to reduce Alleghany’s ownership in the Company to approximately 55%.

Equity Compensation Plan Information

Information concerning the Company’s equity compensation plans is incorporated herein by reference to the Proxy Statement.

ITEM 6.	Selected Financial Data.

The selected historical consolidated financial data set forth below for the years ended December 31, 2006, 2005 and 2004 been derived from the historical consolidated financial statements, which have been audited by KPMG LLP, Independent Registered Public Accounting firm, and should be read in conjunction with the audited consolidated financial statements and accompanying notes, and within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The selected historical consolidated financial statements for the years ended December 31, 2006, 2005, 2004 and 2003 give retroactive effect to Darwin’s reorganization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Our History” and Note 1(b) to the audited consolidated financial statements.

				Period
				March 3,
				2003 to
	Year Ended December 31,			December 31,
	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Revenues:
Net premiums earned	$132,378	$84,698	$46,092	$4,115
Net investment income	16,442	4,920	949	11
Net realized investment gains (losses)	12	(176)	1	—
Other income	—	14	—	—

Total revenues	148,832	89,456	47,042	4,126

Costs and expenses:
Losses and loss adjustment expenses	88,619	58,606	29,628	2,683
Commissions and brokerage expenses	14,609	9,191	6,167	504
Other underwriting, acquisition and operating expenses	21,603	14,574	10,221	4,408
Other expenses	750	1,102	904	—

Total costs and expenses	125,581	83,473	46,920	7,675

Earnings before income taxes	23,251	5,983	122	(3,549)

Income tax expense	7,286	2,276	74	(1,219)

Net earnings	$15,965	$3,707	$48	$(2,330)

Underwriting ratios:
Loss ratio(1)	66.9%	69.2%	64.3%	65.2%

Commissions and brokerage expense ratio(2)	11.1%	10.9%	13.4%	12.2%
Other underwriting, acquisition and operating expense ratio(3)	16.3%	17.2%	22.2%	109.1%

Total expense ratio(4)	27.4%	28.1%	35.6%	121.3%

Combined ratio(5)	94.3%	97.3%	99.9%	186.5%

Basic earnings per share:
Net earnings per share	$1.38	$0.56	$0.01	$(0.35)

Weighted average shares outstanding	9,770,268	6,600,000	6,600,000	6,600,000

Diluted earnings per share:
Net earnings per share	$0.95	$0.46	$0.01	$(0.35)

Weighted average shares outstanding	16,785,721	8,119,370	8,167,500	6,600,000

	As of December 31,
	2006	2005	2004	2003
	(Dollars in thousands)

Balance sheet data:
Cash and investments	$426,256	$315,113	$86,832	$12,640
Reinsurance recoverables on paid and unpaid losses	96,371	51,260	15,572	990
All other assets	112,637	81,225	47,199	15,117

Total assets	$635,264	$447,598	$149,603	$28,747

Loss and loss adjustment expense reserves	$263,549	$138,404	$47,207	$3,485
Unearned premium reserves	123,796	88,280	54,274	18,791
All other liabilities	30,069	21,391	12,514	6,471

Total liabilities	417,414	248,075	113,995	28,747
Series A Preferred Stock	—	2,106	2,106	2,106
Total stockholders’ equity	217,850	197,417	33,502	(2,330)

Total liabilities and stockholders’ equity	$635,264	$447,598	$149,603	$28,747

(1)	Loss ratio is calculated by dividing total incurred losses and loss adjustment expenses by net premiums earned.

(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.

(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.

(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and accompanying notes included herein. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K constitutes forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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

Factors that could cause actual events or results to differ materially from our forward-looking statements include, but are not limited to, the following: global economic conditions which could affect the market for specialty liability insurance generally as well as alter the intensity of competition within our markets; changes in the laws, rules and regulations which apply to our insurance companies and which affect how they do business; effects of newly-emerging claim and coverage issues on our insurance businesses, including adverse judicial decisions or regulatory rulings; unexpected loss of key personnel or higher-than-anticipated turnover within our staff; effects of rating agency policies and practices which could impact our insurance companies’ claims paying and financial strength ratings; market developments affecting the availability and/or the cost of reinsurance, including changes in the recoverability of reinsurance receivables; impact on financial results of actual claims levels’ exceeding our loss reserves, or changes in what level of loss reserves is estimated to be necessary; impact of industry changes required as a result of insurance industry investigations by state and federal authorities; developments within the securities markets which affect the price or yield on investment securities we purchase and hold in our investment portfolio; our inability for any reason to execute announced and/or future strategic initiatives as planned; and other factors identified in filings with the SEC, including those discussed in the “Risk Factors” above.

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

Our History

Darwin Professional Underwriters Incorporated (DPUI) was originally formed by Stephen Sills, our President and Chief Executive Officer, and Alleghany in March 2003 as an underwriting manager to underwrite professional liability coverages in the D&O, E&O and medical malpractice liability lines for three insurance companies that are wholly-owned subsidiaries of Alleghany: Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation and Platte River Insurance Company (which we refer to, collectively, as the “Capitol Companies”). DPUI also writes the same professional liability coverages on its two wholly-owned carriers Darwin National Assurance Company (DNA) and Darwin Select Insurance Company (Darwin Select). Since inception, we have had full responsibility for managing the business produced by DPUI and issued on policies of the Capitol Companies, including responsibility for obtaining reinsurance on such business and responsibility for administering claims. Whenever we refer to business generated, written or produced by any of the aforementioned Darwin legal entities (Darwin), we include business produced by DPUI and written on policies of the Capitol Companies (whether before or after the acquisitions of DNA and Darwin Select), all of which policies are now fully reinsured by DNA.

In February 2004, Alleghany formed Darwin Group, Inc. (“Darwin Group”), a wholly-owned subsidiary of Alleghany, in order to acquire DNA, an admitted insurance company domiciled in Delaware, from Aegis Holding, Inc., a subsidiary of Associated Electric & Gas Insurance Services Limited. At the time of acquisition, DNA (then named U.S. Aegis Insurance Company) was licensed in 40 states. As of December 31, 2006, DNA was licensed in 48 jurisdictions (including the District of Columbia) and was eligible to write on a surplus lines basis in one additional state (Arkansas).

In May 2005, Darwin Group, through its subsidiary DNA, acquired Darwin Select, a surplus lines insurance company (then named Ulico Indemnity Company) domiciled in Arkansas, from Ulico Casualty Company, a subsidiary of ULLICO Inc. As of December 31, 2006, Darwin Select was licensed to write insurance in Arkansas and was eligible to operate on a surplus lines basis in 46 additional states.

Our Corporate Reorganization

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

Effective January 1, 2006, DPUI became the parent of Darwin Group and its subsidiaries, DNA and Darwin Select and, in connection therewith, DPUI issued to AIHL shares of Series B Convertible Preferred Stock with an aggregate liquidation preference of $197,178, equal to the book value of Darwin Group on December 31, 2005, in exchange for all of the outstanding common stock of Darwin Group held by AIHL. In addition, AIHL exchanged its 6,600,000 shares of common stock of DPUI, representing 80% of the issued and outstanding shares of DPUI, for 9,560 additional shares of Series A Preferred Stock of DPUI having an additional aggregate liquidation preference of $20 per share, representing 80% of the book value of DPUI on December 31, 2005. We refer to these transactions, collectively, as the “Reorganization.” As a result of the reorganization, the only shares of common stock outstanding as of January 1, 2006 were unvested restricted shares.

The financial statements give retroactive effect to both the transfer of the in-force business to Darwin Group from the Capitol Companies and the contribution of Darwin Group to DPUI as transactions between entities under common control, accounted for as a pooling of interests. This results in a presentation that reflects the actual business produced and managed by DPUI, regardless of the originating insurance carrier, with all periods presented as if DPUI and Darwin Group, including the transferred in-force business, had always been combined.

On May 3, 2006, the DPUI Board of Directors approved a 33-for-two stock split of the DPUI’s shares of common stock, to be effected on the effective date of DPUI’s registration statement on Form S-1 in connection with its initial public offering, which occurred on May 19, 2006. In addition, the par value of the common stock has been adjusted to $0.01 per common share from $0.10 per common share. The resulting increase in common stock was offset by a decrease in additional paid-in capital.

All common stock and per share data included in these consolidated financial statements, and the exchange ratios for the Series B Convertible Preferred Stock, have been retroactively adjusted to reflect the 33-for-two stock split and the change in par value for all periods presented.

After giving effect to the Reorganization, Alleghany owned approximately 54.9% of Darwin and our management owned approximately 10% (with management’s equity interest held through a restricted stock plan).

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

Critical Accounting Estimates

Loss and Loss Adjustment Expense (LAE) Reserves.  Darwin establishes reserves on its balance sheets for unpaid losses and LAE related to our insurance contracts. The reserves are our estimated ultimate cost for all reported and unreported loss and LAE incurred and unpaid as of the balance sheet date.

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

Case and IBNR reserves together constitute the reserve for losses and ALAE. In addition, a ULAE reserve is established on a formula basis as a percentage of loss and ALAE case and IBNR reserves. In total, these amounts represent management’s best estimate, as of each reserve evaluation date, of ultimate settlement costs based on the assessment of facts and circumstances known at that time.

Darwin relies on two actuarial methods that employ significant judgments and assumptions to establish loss and ALAE reserves recorded on the balance sheet. Darwin’s choice of actuarial methodologies is limited by the fact that, due to Darwin’s relatively short history, its loss and ALAE emergence since inception lacks sufficient data to be statistically credible for many methodologies.

For each line of business, Darwin uses two methodologies. These methodologies are generally accepted actuarial methods for estimating IBNR and are as follows:

1) The Bornhuetter-Ferguson (“B-F”) methodology.  This methodology utilizes:

a) Darwin’s initial expected loss ratio. Darwin selects this ratio based on historical insurance industry results. “Loss ratio” means the ratio of loss and ALAE to premiums earned.

b) Expected reporting and development patterns for losses and ALAE. We utilize historical insurance industry results for Darwin’s product lines of insurance.

c) Darwin’s actual reported losses and ALAE.

The B-F method blends actual reported losses with expected losses based on insurance industry experience.

2) The Expected Loss Ratio Methodology.  This methodology applies the expected loss and ALAE ratio to premiums earned (which are the portion of property and casualty premiums written that apply to the expired portion of the policy term). Darwin’s selected expected loss and ALAE ratios under this method consider on historical insurance industry results along with our price and loss trends on each product line.

Darwin believes that both of the methodologies used are well-suited to Darwin’s relatively short history and low level of reported losses and ALAE. Darwin’s reported losses and ALAE have reached a level of maturity that has allowed us to utilize an actuarial weighting of the two methodologies commencing as of June 30, 2006. The weighting relies predominantly on the Expected Loss Ratio methodology, which has generally produced higher reserve estimates, but allows the B-F methodology to have a modest impact on our ultimate loss estimates initially. The weighting of the B-F methodology will increase over time as Darwin’s actual loss and ALAE history becomes more mature and as the volume of business Darwin writes reaches levels where actuarial projections relying on this data are statistically credible.

The two methodologies are complimentary. The Expected Loss Ratio methodology directly reflects the historical, and thus potential, impact of high severity losses. The historical loss and ALAE ratios that form the basis of the Expected Loss Ratio method are directly impacted by large losses (severity) as they reflect composite industry data. By comparison, the historical insurance industry expected reporting and development patterns utilized in the B-F methodology are most predictive as reported losses and ALAE mature and/or reach a credible volume. As our losses and ALAE continue to mature, we expect that the B-F methodology will become a more reliable methodology for us, and that the actuarial weighting will utilize it as a more significant predictor of ultimate loss and ALAE.

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

Complimentary weights are applied to the Expected Loss Ratio methodology for each experience year. This is designed to provide both stability (Expected Loss Ratio method) and moderate responsiveness (B-F method) in determining loss and ALAE reserves. The impact of the actuarial weighting methodology and management judgment was a reduction for the year ended December 31, 2006 of $2.3 million or 1.4% of the total net loss and ALAE reserves, reflecting favorable loss and ALAE emergence for the 2003 and 2004 accident years.

In the fourth quarter of 2006, we revised our methodology for calculating the ULAE reserve. As mentioned above, ULAE represents claim-related expenses that do not arise from and cannot be assigned to specific claims, such as the general expense of maintaining an internal claims department. Insurers often determine ULAE reserves based on loss and ALAE reserves. However, Darwin had been accruing ULAE reserves as a percentage of earned premiums because the level of reported loss and ALAE was very low during our first few years of operation while earned premium grew steadily. We believe that basing ULAE reserves on earned premium was prudent for our early years because it represented Darwin’s growing size and exposure to claims.

We now believe that Darwin’s loss experience has matured to the point that we can adopt a method of determining the ULAE reserve based upon loss and ALAE reserves. We have therefore adopted a generally accepted methodology that assumes that (1) 50% of ULAE is incurred when a claim is first reported, analyzed and a case reserve is established, and (2) the remaining 50% of ULAE is incurred over the life of the claim. The ULAE reserve will therefore be determined at any point in time by applying a fixed percentage to 50% of our loss and ALAE case reserves and 100% of our loss and ALAE IBNR reserves. We selected a fixed percentage of 3.2% based on our analysis of insurance industry averages. ULAE reserves will now change as loss and ALAE reserves change. The impact of adopting the revised methodology was a reduction of $0.9 million to the ULAE reserve in the fourth quarter for the year ended December 31, 2006.

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

Regarding changes in price levels, for its renewals in 2006, Darwin experienced average price decreases of 4.4% across its product lines. These decreases follow several years of price increases in lines of business that Darwin writes and we believe they are not unusual during the insurance pricing cycle. Without mitigating factors, such as favorable loss emergence, such reductions in prior price levels could result in a commensurate increase in the expected loss and LAE ratio that is utilized in actuarial methodologies.

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

Darwin establishes its best estimate for liabilities for loss and LAE reserves. Because of the high level of uncertainty regarding the setting of liabilities for loss and LAE reserves, it is the practice of Darwin to engage, at least annually, an outside actuary to evaluate and opine on the reasonableness of these liabilities. Based the Company’s reviews and the external actuarial opinions as of December 31, 2006, management believes that the reserves for loss and LAE reserves established as of December 31, 2006 are adequate and represent the best estimate of Darwin’s liabilities. For December 31, 2006, our external actuaries issued unqualified statements of actuarial opinion as to the reasonableness of the reserves of each of DNA and Darwin Select. These unqualified statements will be filed with the insurance departments of their respective states of domicile (Delaware and Arkansas). The statements of actuarial opinion issued by our external actuaries indicate that they may be relied upon only by the specified insurance company and the insurance departments of the various states with which it files annual statutory statements.

Darwin is unable at this time to determine whether additional loss and LAE reserves, which could have a material impact upon its financial condition, results of operations and cash flows, may be necessary in the future.

The following tables show the breakdown of our reserves between case reserves, IBNR reserves and ULAE reserves both gross and net of reinsurance:

Gross Loss and LAE Reserves

	At December 31, 2006				At December 31, 2005
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)

Other liability, claims-made	$17,779	$135,938	$3,931	$157,648	$5,213	$76,517	$3,079	$84,809
Other liability, occurrence	—	1,725	47	1,772	—	20	1	21
Medical Malpractice Liability, claims-made	15,334	84,952	3,843	104,129	7,014	44,601	1,959	53,574

Total	$33,113	$222,615	$7,821	$263,549	$12,227	$121,138	$5,039	$138,404

Percentage of total gross reserves	13.0%	84.0%	3.0%	100.0%	8.6%	87.7%	3.7%	100.0%

Loss and LAE Reserves, Net of Reinsurance

	At December 31, 2006				At December 31, 2005
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)

Other liability, claims-made	$14,653	$82,887	$3,895	$101,435	$4,997	$48,895	$3,043	$56,935
Other liability, occurrence	—	1,364	47	1,411	—	19	1	20
Medical Malpractice Liability, claims-made	12,556	48,046	3,843	64,445	6,767	21,494	1,959	30,220

Total	$27,209	$132,297	$7,785	$167,291	$11,764	$70,408	$5,003	$87,175

Percentage of total net reserves	16.0%	79.0%	5.0%	100.0%	13.5%	80.8%	5.7%	100.0%

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

The sensitivity of indicated reserves to changes in assumptions is estimated by creating several scenarios and applying Darwin’s actuarial methodologies. The scenarios assume:

(1) The expected loss and LAE ratios vary by as much as 5 percentage points above and below the key assumptions underlying our selected loss reserving methodologies. Both methodologies are sensitive to this assumption.

(2) Loss development factors change by an average of 5% from the key assumptions underlying our selected loss reserving methodologies. A decrease in loss development means that Darwin’s reported losses are assumed to be closer to ultimate value and thus have less development remaining than insurance industry data would indicate. An increase in loss development means that Darwin’s reported losses and LAE are assumed to have more development remaining before ultimate values are reached than insurance industry data would indicate. The B-F method is sensitive to this assumption.

These scenarios are well within historical variation for Darwin’s lines of business and we believe they create a reasonable sensitivity test of Darwin’s reserves. Neither of these adjustments is believed to be more likely than the other in the assumptions underlying Darwin’s reserves.

The tables below present the potential changes in Darwin’s gross loss reserves as of December 31, 2006 (assumes no benefit from reinsurance), before and after the effect of tax, that could result based upon changes of the key assumptions underlying our selected loss reserving methodologies:

Pre-Tax

	Change in Loss
	Development/Emergence
	5% Average	No	5% Average
Change in Expected Loss and LAE Ratio	Decrease	Change	Increase
	(Dollars in thousands)

5 percentage point increase	$7,643	$16,604	$24,774
No change	(8,434)	—	7,643
5 percentage point decrease	(24,510)	(16,604)	(9,488)

After-Tax (Assumes a 35% tax rate)

	Change in Loss
	Development/Emergence
	5% Average	No	5% Average
Change in Expected Loss and LAE Ratio	Decrease	Change	Increase
	(Dollars in thousands)

5 percentage point increase	$4,968	$10,792	$16,103
No change	(5,482)	—	4,968
5 percentage point decrease	(15,932)	(10,792)	(6,167)

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

Unpaid ceded reinsurance premium balances payable to the reinsurers are reported as liabilities and estimated ceded premiums recoverable from reinsurers are reported as assets.

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

Reinsurance recoverables on paid and unpaid losses (including amounts related to settlement expenses and claims incurred but not reported) and ceded unearned reinsurance premiums are reported as assets. Amounts recoverable on unpaid losses from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business.

Ceded unearned reinsurance premiums (the portion of premiums representing the unexpired portion of the policy term as of a certain date), reinsurance recoverable on paid and unpaid losses and settlement expenses and ceded premiums recoverable are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers. Any estimate of unrecoverable amounts from troubled or insolvent reinsurers is charged to earnings at the time of determination that recoverability is in doubt. To date, Darwin has not recorded a charge to earnings for uncollectibility of reinsurance recoverables from reinsurers.

Investment Valuation.  Darwin holds its fixed-income securities as available for sale, and as such, these securities are recorded at fair value based on quoted market prices or dealer quotes. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale securities, are excluded from earnings and reflected in other comprehensive income (loss) and the cumulative effect is reported as a separate component of common stockholders’ equity until realized.

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

Deferred Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2006, net deferred tax assets of $8.7 million were recorded. At December 31, 2006 gross deferred tax assets were $14.2 million and gross deferred tax liabilities were $5.5 million.

Darwin regularly assesses the recoverability of its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible as well as our 2006 taxable income on a separate return basis earned prior to the completion of our initial public offering, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in future periods, if estimates of future taxable income are lower than expected.

Since its inception, and until the initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent, Alleghany. Darwin is required to file its own consolidated federal income tax return for the period May 19, 2006 through December 31, 2006. Alleghany has informed us that it will include the Darwin results from January 1, 2006 through May 18, 2006 in the parent’s December 31, 2006 consolidated tax return.

Intangible Assets.  Darwin recognized intangible assets in connection with the acquisitions of DNA and Darwin Select. Darwin accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Management has determined that these intangible assets have an indefinite life.

SFAS No. 142 requires that intangible assets with indefinite useful lives be capitalized and tested for impairment at least annually. An annual assessment is performed by Darwin to evaluate the continued recoverability of the intangible asset balance. The Company did not recognize any impairment of intangibles during fiscal years ended December 31, 2006, 2005, and 2004.

The critical accounting estimates described above should be read in conjunction with Darwin’s other accounting policies as they are described in Note 2 to the December 31, 2006 consolidated financial statements presented in this 10-K. The accounting policies described in Note 2 require Darwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities but do not meet the level of materiality required for a determination that the accounting policy is a critical accounting policy. On an ongoing basis, Darwin evaluates its estimates, including those related to the value of long-lived assets, bad debts, deferred insurance acquisition costs, and contingencies and litigation. Darwin’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Condensed Consolidated Results of Operations

The following table sets forth our consolidated results of operations and underwriting results (dollars in thousands). The consolidated results of operations give retroactive effect to our reorganization for all periods presented. All significant inter-company accounts and transactions have been eliminated.

	Year Ended December 31,			Change	Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(Dollars in thousands)

Insurance Revenues:
Gross premiums written	$246,252	$165,824	$100,455	48.5%	65.1%
Ceded premiums written	(89,248)	(65,174)	(29,955)	36.9%	117.6%

Net premiums written	157,004	100,650	70,500	56.0%	42.8%
Increase in unearned premiums	(24,626)	(15,952)	(24,408)	54.4%	(34.6)%

Net premiums earned	132,378	84,698	46,092	56.3%	83.8%
Net investment income	16,442	4,920	949	234.2%	418.4%
Realized investment gains (losses)	12	(176)	1	(106.8)%	*
Other income	—	14	—	(100.0)%	*

Total revenues	148,832	89,456	47,042	66.4%	90.2%
Costs and Expenses:
Losses and loss adjustment expenses incurred	88,619	58,606	29,628	51.2%	97.8%
Commissions and brokerage expenses	14,609	9,191	6,167	58.9%	49.0%
Other underwriting, acquisition and operating expenses	21,603	14,574	10,221	48.2%	42.6%
Other expenses	750	1,102	904	(31.9)%	21.9%

Total costs and expenses	125,581	83,473	46,920	50.4%	77.9%

Earnings before income taxes	23,251	5,983	122	288.6%	*
Income tax expense	7,286	2,276	74	220.1%	*

Net earnings	$15,965	$3,707	$48	330.7%	*

	Year Ended December 31,			Change	Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(Dollars in thousands)

Underwriting ratios to net premiums earned:
Loss ratio(1)	66.9%	69.2%	64.3%	(2.3)%	4.9%

Commissions and brokerage expense ratio(2)	11.1%	10.9%	13.4%	0.2%	(2.5)%
Other underwriting, acquisition and operating expense ratio(3)	16.3%	17.2%	22.2%	(0.9)%	(5.0)%

Total expense ratio(4)	27.4%	28.1%	35.6%	(0.7)%	(7.5)%

Combined ratio(5)	94.3%	97.3%	99.9%	(2.9)%	(2.6)%

Net premiums written/gross premiums written	63.8%	60.7%	70.2%	3.1%	(9.5)%
Net premiums earned/net premiums written	84.3%	84.2%	65.4%	0.1%	18.8%

(1)	Loss ratio is calculated by dividing total incurred losses and loss adjustment expenses by net premiums earned.

(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.

(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.

(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.

Year-end December 31, 2006 Compared to Year end December 31, 2005

Net earnings.  Darwin reported net earnings of $16.0 million for the year ended December 31, 2006 compared to $3.7 million for the year ended December 31, 2005, an increase of 330.7%. The increase in net earnings is primarily due to significant increases in net premiums earned (which is the portion of net premiums written that is recognized for accounting purposes as income during a period) and net investment income partially offset by an increase in total costs and expenses for 2006 compared to 2005. Darwin reported a combined ratio of 94.3% for the year ended December 31, 2006 compared with a combined ratio of 97.3% for the year ended December 31, 2005. The improvement in the combined ratio primarily reflects an increase in net premiums earned which grew at a faster pace than operating expenses. This resulted in an improvement in the total expense ratio to 27.4% for the year ended December 31, 2006 from 28.1% for the year ended December 31, 2005. Additionally, for the year ended December 31, 2006, Darwin recognized approximately $4.0 million in earnings ($2.6 million, net of tax), from the change in estimate of prior year loss reserves and the corresponding ceded premium, related to the 2003 and 2004 accident years. Additionally, Darwin recognized approximately $0.9 million ($0.6 million after-tax) for the year-end December 31, 2006 due to the change in estimate of ULAE. Darwin’s net investment income increased to $16.4 million in 2006 compared to $4.9 million in 2005 as a result of an increase in average invested assets and an increase in our investment yield.

Gross premiums written.  Gross premiums written were $246.3 million for the year ended December 31, 2006 compared to $165.8 million for the year ended December 31, 2005, an increase of $80.5 million, or 48.5%. The increase in gross premiums written during 2006 compared to 2005 reflects significant growth across all of Darwin’s lines of business. Of the $246.3 million of gross premiums written in 2006, $111.1 million was attributable to E&O business, $94.6 million was attributable to medical malpractice liability business and $40.6 million was attributable to D&O business.

Our E&O gross premiums written increased by $52.2 million to $111.1 million for the year ended December 31, 2006, compared to $58.9 million for the year ended December 31, 2005. This increase resulted from the writing of new E&O policies for approximately $65.2 million and the renewal of policies for $45.9 million of gross premiums written for the year ended December 31, 2006. New business writings were primarily in our managed care, public officials, lawyers and insurance agents E&O classes of business. Darwin experienced a weighted average rate decrease for our E&O business in 2006 of approximately 7.6% when compared to 2005. These decreases in rate were primarily the result of competitive pricing pressures in our managed care, lawyers and insurance agents E&O classes of business.

Our medical malpractice liability premiums increased by $20.6 million to $94.6 million for the year ended December 31, 2006, compared to $74.0 million for the year ended December 31, 2005. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $53.1 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $41.5 million of medical malpractice liability premiums. Darwin experienced a weighted average decrease in rate for our medical malpractice liability renewal business in 2006 of approximately 2.2% when compared to 2005.

Our D&O gross premiums written increased by $7.7 million to $40.6 million for the year ended December 31, 2006, compared to $32.9 million for the year ended December 31, 2005. This increase resulted from the writing of new policies for D&O gross premiums written of approximately $21.0 million, primarily for publicly-held companies with market capitalizations of less than $2 billion, and the renewal of policies for $19.6 million of gross premiums written for the year ended December 31, 2006. Our weighted average premium rate for D&O business renewed in 2006 decreased by 1.4% when compared to 2005.

Ceded premiums written.  Ceded premiums written were $89.2 million for the year ended December 31, 2006, compared to $65.2 million for the year ended December 31, 2005, an increase of $24.0 million or 36.9%. The ratio of ceded premiums written to gross premiums written was 36.2% for the year ended December 31, 2006 compared to 39.3% for the year ended December 31, 2005. Ceded premiums written were reduced for the year ended December 31, 2006 by $1.7 million due to the favorable adjustments for 2003 and 2004 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2003 and 2004 accident year reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during accident years 2003 and 2004. The decrease in ceded premiums written as a percentage of gross premiums written was attributable to the adjustment to ceded premiums described above and the growth in classes of business for which Darwin ceded lesser amounts under our reinsurance contracts.

Net premiums written.  Net premiums written were $157.0 million for the year ended December 31, 2006 compared to $100.7 million for the year ended December 31, 2005, an increase of $56.3 million or 56.0%. The growth in net premiums written is attributable to the growth in gross premiums written and mix of retained business.

Net premiums earned.  Net premiums earned were $132.4 million for the year ended December 31, 2006 compared to $84.7 million for the year ended December 31, 2005, an increase of $47.7 million or 56.3%. The increase in net premiums earned is attributable to the growth in net premiums written across all lines of business as described above. The ratio of net premiums earned to net premiums written was 84.3% for the year ended December 31, 2006 and 84.2% for the year ended December 31, 2005.

Net investment income and realized investment gains (losses).  Net investment income increased to $16.4 million for the year ended December 31, 2006 compared to $4.9 million for the year ended December 31, 2005, an increase of $11.5 million, or 234.2%. The increase in net investment income was the result of an increase in average invested assets as of December 31, 2006 compared to December 31, 2005 and increased returns on the investments. The increase in average invested assets is primarily due to the growth in our business and capital contributions from Alleghany in the amount of $135.0 million during the fourth quarter of 2005. The total return on fixed maturities for the year ended December 31, 2006 was 5.72%, compared to 2.89% for the same twelve month period in 2005. The increase in net investment income was also the result of an increase in our book investment yield. The book investment yield was 4.93% on investments held at December 31, 2006 as compared to 4.20% on investments held at December 31, 2005. The increase in book investment yield was primarily attributable to the investment in 2006 of the above-noted operating cash flows and capital contribution at market yields that were higher than the book yield on investments held at December 31, 2005. Darwin recognized realized gains of $12 thousand in 2006 compared to $176 thousand in realized losses in 2005.

Losses and LAE incurred.  Losses and LAE incurred were $88.6 million for the year ended December 31, 2006 compared to $58.6 million for the year ended December 31, 2005, an increase of $30.0 million or 51.2%. Losses and LAE incurred increased over the prior year due to the estimated losses on the increased premium volume in 2006 compared to 2005, offset by actual and anticipated reinsurance recoveries for the losses (including a provision for recoveries on IBNR losses and LAE). The increase in losses and LAE incurred primarily reflects increased net premiums earned across all of our lines of business. For the year ended December 31, 2006, Darwin recognized favorable loss development of $2.3 million net of anticipated reinsurance recoveries on accident years 2003 and 2004. Darwin’s loss ratio for the year ended December 31, 2006 decreased to 66.9% compared to 69.2% for the year ended December 31, 2005. The decrease in loss ratio for the year ended December 31, 2006 compared to the same period in 2005 was primarily due to the adjustments totaling $4.0 million ($2.3 million to net losses incurred and $1.7 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 and 2004 accident years. Additionally, Darwin recognized a reduction of $0.9 million for the year-end December 31, 2006 due to the change in estimate of ULAE.

Commissions and brokerage expenses.  Commissions and brokerage expenses were $14.6 million for the year ended December 31, 2006 compared to $9.2 million for the year ended December 31, 2005, an increase of $5.4 million or 58.9%. The increase in commissions and brokerage expenses is attributable to growth in net premiums earned. The ratio of commissions and brokerage expenses to net premiums earned increased slightly to 11.1% for the year ended December 31, 2006 from 10.9% for the year ended December 31, 2005, resulting from business written at a higher commission rate.

Other underwriting, acquisition and operating expenses.  Other underwriting, acquisition and operating expenses were $21.6 million for the year ended December 31, 2006 compared to $14.6 million for the year ended December 31, 2005, an increase of $7.0 million or 48.2%. The increase is primarily attributable to an increase in personnel costs incurred to support the growth in premiums and general expenses incurred in connection with the expansion of our business. In addition, for the year ending December 31, 2006, Darwin incurred approximately $1.0 million in compensation expense in connection with stock options and restricted shares issued to employees and directors at the time of our initial public offering. The ratio of other underwriting, acquisition and operating expenses to premiums earned decreased to 16.3% from 17.2% for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Darwin’s total expense ratio decreased to 27.4% for the year ended December 31, 2006 compared to 28.1% for the year ended December 31, 2005. The decrease in the total expense ratio for the year ended December 31, 2006 compared to the year ended December 31, 2005 is due to a decrease in other underwriting, acquisition and operating expenses as a percentage of net premiums earned. Growth in our business has been at a greater rate than growth of our operating expenses, which has allowed us to spread our other underwriting, acquisition and operating expenses over a larger premium base.

Other expenses.  Other expenses incurred were $0.8 million for the year ended December 31, 2006 compared to $1.1 million for the year ended December 31, 2005, a decrease of $0.3 million or 31.9%. These expenses were primarily attributable to Darwin’s long-term incentive plan. The decrease for the year ended December 31, 2006 compared the year ended December 31, 2005 is due to a change in the formula for the calculation of the long-term incentive compensation payable to certain key employees. Effective January 1, 2006, the long-term incentive plan was changed to introduce a net underwriting profitability hurdle rate and imputed investment income was no longer credited to participants.

Income tax expense.  Income tax expense incurred was $7.3 million for the year ended December 31, 2006 compared to $2.3 million for the year ended December 31, 2005, an increase of $5.0 million. These increases were due to the increased profitability for the year ended December 31, 2006 compared to the year ended December 31, 2005, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 31.3% year ended December 31, 2006 from 38.0% for the year ended December 31, 2005. The decrease in effective tax rate was attributable primarily to an increase in net investment income received on tax-exempt municipal securities.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net earnings.  Darwin reported net earnings of $3.7 million for the year ended December 31, 2005 compared to $48,000 for the year ended December 31, 2004. The increase in net earnings is due to significant increases in net premiums earned and net investment income partially offset by an increase in total costs and expenses in 2005 compared to 2004. Darwin reported a combined ratio of 97.3% in 2005 compared with a combined ratio of 99.9% in 2004, primarily reflecting a significant increase in net premiums earned due to increased levels of gross premiums written across all lines of business, partially offset by increased losses and LAE and underwriting expenses primarily attributable to this premium growth. In addition, an improvement in the total expense ratio to 28.1% for the year ended December 31, 2005 from 35.6% for the year ended December 31, 2004 contributed to the improvement in the combined ratio. Darwin’s 2004 total expense ratio of 35.6% reflects organizational build-up expenses incurred to support premium levels.

Gross premiums written.  Gross premiums written were $165.8 million for the year ended December 31, 2005, compared to $100.5 million for the year ended December 31, 2004, an increase of $65.3 million, or 65.1%. The increase in gross premiums written during 2005 compared to 2004 reflects significant growth across all of Darwin’s lines of business. Of the $165.8 million of gross premiums written in 2005, approximately $74.0 million was attributable to Medical Malpractice Liability business, $58.9 million was attributable to E&O business and $32.9 million was attributable to D&O business. Medical Malpractice Liability premiums increased by $34.7 million to $74.0 million for the year ended December 31, 2005, compared to $39.3 million for the year ended December 31, 2004. This increase resulted from the writing of new Medical Malpractice Liability premiums of approximately of $41.3 million, primarily in our psychiatrists professional liability and hospital professional liability classes of business, and the renewal of $32.8 million of Medical Malpractice Liability premiums. In addition to the increase in volume, we experienced a weighted average increase in rate for our Medical Malpractice Liability business in 2005 of approximately 3.6%. Our E&O premium increased by $22.2 million to $58.9 million for the year ended December 31, 2005, compared to $36.7 million for the year ended December 31, 2004. This increase resulted from the writing of new E&O premiums of approximately $29.1 million and the renewal of $29.8 million of premium. We experienced a decrease in our weighted average rate for our E&O business in 2005 of approximately 7.3%. This decrease in rate was primarily the result of competitive pricing pressures in our Managed Care E&O class of business. Our D&O premium increased by $8.4 million to $32.9 million for the year ended December 31, 2005, compared to $24.5 million for the year ended December 31, 2004. This increase resulted from the writing of new D&O premiums of approximately $20.6 million primarily for publicly-held companies with market capitalizations less than $2 billion and the renewal of $12.3 million of premiums. Our weighted average rate decreased by 3.8% for our D&O business in 2005.

Ceded premiums written.  Ceded premiums written were $65.2 million for the year ended December 31, 2005, compared to $30.0 million for the year ended December 31, 2004, an increase of $35.2 million or 117.6%. The ratio of ceded premiums to gross premiums written was 39.3% for the year ended December 31, 2005 compared to 29.8% for the year ended December 31, 2004. The increase in the proportion of our gross premiums written ceded to reinsurers was attributable to our purchase of additional reinsurance on the E&O line of business and the reduction in our loss retention, net of reinsurance, in our Medical Malpractice Liability line of business.

Net premiums written.  Net premiums written were $100.7 million for the year ended December 31, 2005 compared to $70.5 million for the year ended December 31, 2004, an increase of $30.2 million or 42.8%. The growth in net premiums written is attributable to the growth in gross premiums written, partially offset by increased premiums ceded to our reinsurers.

Net premiums earned.  Net premiums earned were $84.7 million for the year ended December 31, 2005 compared to $46.1 million for the year ended December 31, 2004, an increase of $38.6 million or 83.8%. The increase in net premiums earned is attributable to the growth in net premiums written across all lines of business as described above. The ratio of net premiums earned to net premiums written was 84.2% for the year ended December 31, 2005 and 65.4% for the year ended December 31, 2004. The increase in the proportion of our net premiums earned to our net premiums written was attributable to the unearned portion of prior year written premiums that were earned in the succeeding year. During 2005, earned premiums were generated from our 2005 net premiums written as well as the unearned portion of our net premiums written during a full year of operation in

2004. During 2004, earned premiums were generated from our 2004 net premiums written as well as the unearned portion of our net premiums written during a partial year of operations in 2003.

Net investment income and realized investment gains (losses).  Net investment income increased to $4.9 million for the year ended December 31, 2005 compared to $0.9 million for the year ended December 31, 2004, an increase of $4.0 million, or 418.4%. This increase in net investment income was the result of an increase in average invested assets, primarily due to the growth in our business and capital contributions from Alleghany in the amount of $160.2 million during 2005. The increase in net investment income was also the result of an increase in our book investment yield to 4.20% for the year ended December 31, 2005 from 2.62% for the year ended December 31, 2004. The increase in book investment yields was primarily attributable to purchases of new assets in an interest rate environment where current market yields were higher than existing portfolio yields. Darwin recognized realized losses of $0.2 million in 2005 compared to a gain of $1,000 in 2004.

Losses and LAE incurred.  Losses and LAE incurred were $58.6 million for the year ended December 31, 2005 compared to $29.6 million for the year ended December 31, 2004, an increase of $29.0 million or 97.8%. Losses and LAE incurred increased over the prior year due to the estimated losses on the increased premium volume in 2005 compared to 2004, offset by actual and anticipated reinsurance recoveries (including a provision for recoveries on IBNR losses) on the losses. The increase in losses and LAE primarily reflects increased net earned premiums for D&O, E&O and Medical Malpractice Liability exposures. These increases are offset by a reduction in losses of $34,000 due to favorable development on losses and LAE recorded for accident year 2003. Loss emergence on the 2003 accident year has been more favorable than anticipated when the original loss reserves were established. As Darwin commenced operations in 2003, it has limited claims experience on which to base its loss and LAE reserves. Until sufficient claims experience exists, Darwin’s management and outside actuaries have primarily used industry data related to the lines of business underwritten by Darwin, and to a lesser extent its own claims experience, to establish reserves and estimated ultimate incurred losses. Darwin’s loss ratio for the year ended December 31, 2005 increased to 69.2% compared to 64.3% for the year ended December 31, 2004. This increase was primarily due to an increase in the cost of reinsurance incurred in connection with changes in our reinsurance program and an increase of approximately 1.2% in ULAE incurred for 2005 over 2004. ULAE increases resulted from the hiring of additional dedicated claims staff.

Commissions and brokerage expenses.  Commissions and brokerage expenses were $9.2 million for the year ended December 31, 2005 compared to $6.2 million for the year ended December 31, 2004, an increase of $3.0 million or 49.0%. The commissions and brokerage expense ratio to net premiums earned decreased to 10.9% for the year ended December 31, 2005 compared to 13.4% for the year ended December 31, 2004. The increase in commissions and brokerage expenses is attributable to growth in net premiums earned. The decrease in the commission and brokerage expense ratio is due to the increase in ceding commissions we received from our reinsurers on a portion of our reinsurance program, which partially offset the growth in commissions and brokerage expenses.

Other underwriting, acquisition and operating expenses.  Other underwriting, acquisition and operating expenses were $14.6 million for the year ended December 31, 2005 compared to $10.2 million for the year ended December 31, 2004, an increase of $4.4 million or 42.6%. The increase is primarily attributable to growth in net premiums earned and to general expenses incurred in connection with the operating of our business. The other underwriting, acquisition and operating expense ratio to premiums earned decreased to 17.2% for the year ended December 31, 2005 compared to 22.2% for the year ended December 31, 2004. This decrease is due to our increased premium volume during 2005 compared to 2004.

Darwin’s total expense ratio decreased to 28.1% at December 31, 2005 compared to 35.6% at December 31, 2004. This decrease in total expense ratio is due primarily to the increased premium volume of Darwin during 2005 compared to 2004.

Other expenses.  Other expenses were $1.1 million for the year ended December 31, 2005 compared to $0.9 million for the year ended December 31, 2004, an increase of $0.2 million or 21.9%. These expenses are primarily attributable to Darwin’s long-term incentive plan. The increase in 2005 compared to 2004 is due to the improved operating results of Darwin generating an increase in the accrual for long-term incentive compensation payable to certain key employees of Darwin.

Income tax expense (benefit).  Income tax expense (benefit) incurred were $2.3 million for the year ended December 31, 2005 compared to $0.1 million for the year ended December 31, 2004, an increase of $2.2 million. The increase was due to the increased profitability at Darwin for the year ended December 31, 2005 compared to the year ended December 31, 2004 partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 38.0% for the year ended December 31, 2005 from 60.6% for the year ended December 31, 2004. The decrease in effective tax rate was attributable to the reduction in the tax effect of state income.

Liquidity and Capital Resources

DPUI Only

General.  DPUI is the ultimate parent of Darwin Group, DNA and Darwin Select. DPUI provides underwriting, claims, management, and administrative services to DNA and Darwin Select in exchange for management fees. The management fees are determined based upon agreements between DPUI and each of DNA and Darwin Select, which have been filed with and approved by the insurance departments responsible for regulatory oversight of each of such insurance companies. These agreements provide for payments to DPUI at a rate equal to 32.0% of gross premiums written on business produced by DPUI and written on the policy of the relevant insurance company or, if lower, in an allocable amount based upon the total operating expense actually incurred by DPUI. Additional payment to DPUI is due upon the achievement of profitability levels that would trigger a payout under our Long-Term Incentive Plan (LTIP).

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

DNA is domiciled in Delaware. Under Delaware law, DNA may not pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Delaware (“Delaware Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, DNA must provide notice to the Delaware Commissioner of all dividends and other distributions to stockholders within five business days after declaration and at least ten days prior to payment. Since DNA operated at a statutory loss in 2005 and has no earned surplus, no ordinary dividend distribution was paid by DNA to DPUI in 2006.

On January 30, 2007, the Company’s insurance subsidiary DNA applied to the Delaware Insurance Commissioner for approval of an extraordinary dividend of $3.5 million. DNA anticipates a final determination on the payment of the extraordinary dividend from the Delaware Insurance Commissioner during the first quarter of 2007.

Darwin Select is domiciled in Arkansas. Under Arkansas law, Darwin Select may not pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Arkansas (“Arkansas Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, Darwin Select must provide notice to the Arkansas Commissioner of all dividends and other distributions to stockholders within fifteen business days after the declaration thereof. As of December 31, 2006, Darwin Select could pay approximately $2.2 million in dividends to DNA without prior approval of the Commissioner. DNA would not be permitted to dividend this amount to DPUI without an extraordinary request. Darwin Select did not pay any dividends in 2006.

Credit Agreements.  We currently have no debt outstanding. On January 29, 2007, Darwin signed a commitment letter with JP Morgan Securities for a $25 million revolving credit facility. The credit facility is for a three year term and would allow Darwin to draw down up to $25 million for general corporate purposes and for use in strategic merger and acquisition transactions. The cost of funds drawn down would be at an annual interest rate of LIBOR + 112.5 basis points.. The credit facility also has a commitment fee of 0.25% per annum for any unused portion of the facility. The credit facility will contain certain covenants requiring DPUI to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0 and a covenant limiting DPUI’s debt to total capital ratio to 35%. Darwin will not be permitted to declare or pay any dividend during the term of the credit facility. Darwin will also have to maintain a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. The credit facility will be collateralized by the stock of DNA. We expect to sign definitive agreements for this credit facility during the first quarter of 2007.

Darwin Consolidated Financial Position

Capital Resources.  Total capitalization of stockholders’ equity and preferred stock increased to $217.9 million as of December 31, 2006 from $197.4 million as of December 31, 2005, an increase of $20.5 million or 10.4%. The increase was primarily due to the net income for the year ended December 31, 2006 of $16.0 million, $1.0 million of unrealized gains after taxes on fixed securities, and $1.3 million of stock-based compensation and the corresponding tax benefits on shares vested during the period.

Capital Transactions.  Effective as of January 1, 2006, 197,178 shares of Series B Convertible Preferred Stock with an aggregate liquidation preference of $197.2 million were issued to Alleghany in exchange for all of the outstanding unrestricted common stock of Darwin Group held by Alleghany. In addition, Alleghany exchanged its 6,600,000 shares of common stock of DPUI for 9,560 additional shares of Series A Preferred Stock having an additional aggregate liquidation preference of $0.2 million.

On April 1, 2006, the Company declared a dividend of $2.5 million in the form of Series C Preferred Stock to the holders of Series B Convertible Preferred Stock.

The Company’s registration statement filed with the Securities and Exchange Commission for the purpose of making an initial public offering of common stock was declared effective on May 18, 2006 for the issuance of 5,217,391 shares of common stock at an initial offering price of $16.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 782,609 shares of common stock were issued at the $16.00 per share initial public offering price. Gross proceeds from the sale of the 6,000,000 shares of common stock were $96.0 million. Total costs associated with the initial public offering included $9.7 million of underwriting costs and offering expenses. Net proceeds from the offering, after deducting underwriting costs and offering expenses, were $86.3 million.

The net proceeds from the offering were used to redeem all of the shares of Series A Preferred Stock at the aggregate liquidation preference of $2.3 million and all of the shares of Series C Convertible Preferred Stock with an aggregate liquidation preference of $2.5 million. The remaining proceeds of $81.5 million were used to redeem a portion of the shares of Series B Convertible Preferred Stock at a redemption price per share, on an as-converted basis, equal to the public offering price less underwriting costs ($14.88 per share) or 5,478,904 shares of common stock on an as-converted basis. The remaining outstanding shares of the Series B Convertible Preferred Stock were converted into 9,371,096 shares of common stock. As a result of the Company’s initial public offering and use of net proceeds of the offering, Alleghany’s ownership in the Company was reduced to approximately 55%.

Book Value Per Common Share.  As of December 31, 2006, DPUI’s book value per common share was $12.78 per share and the tangible book value per common share was $12.35 per share.

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

For the year ended December 31, 2006, there was a net increase in cash of $16.6 million as the Company generated $108.3 million in cash flow from operations. The Company transferred $83.5 million from the operating cash accounts into short-term investments and fixed maturity securities and reinvested approximately an additional $10.7 million of investment income received in 2006. Cash flow from operating activities increased in 2006 compared to 2005, due primarily to an increase in premium volume and limited paid loss activity on current and prior accident years. Cash flows used in investing activities increased in 2006 as compared to 2005 primarily due to the fact that in 2006 a greater amount of cash flows generated from operations was invested in our investment portfolio, while 2005 included the purchase of Darwin Select. Cash flows from financing activities decreased during 2006 to $0.3 million compared to $160.2 million for 2005. For 2006, Darwin recorded in additional paid-in capital an excess tax benefit of $0.3 million on the restricted stock that vested in July 2006. Darwin received a capital contribution of $25.2 million from its parent company Alleghany Corporation in 2005 for the purpose of acquiring Darwin Select and a $135 million capital contribution in November 2005 to facilitate the reorganization of Darwin and to enable an independent rating from A.M. Best for Darwin.

The following table summarizes these cash flows for the year ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Net cash provided by operating activities	$108,283	$69,065
Net cash used in investing activities	(91,967)	(224,082)
Net cash provided by financing activities	302	160,240

Net increase (decrease) in cash	$16,618	$5,223

Investment Securities.  At December 31, 2006, we had cash, short-term investments and other investments of $426.3 million, including cash, short-term investments and fixed maturities due within one year of approximately $103.5 million and fixed maturities of $67.6 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represented 24.3% of Darwin’s total investment portfolio and cash balances at December 31, 2006.

Contractual Obligations.  We have certain obligations to make future payments under contracts and commitments. At December 31, 2006, certain long-term aggregate contractual obligations and commitments were as follows:

			More Than	More Than
			1 Year but within	3 Years but within	More Than
Contractual Obligations	Total	Within 1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Operating lease obligations	$3,451	$613	$1,484	$1,354	$—
Other long-term liabilities reflected on consolidated balance sheet under GAAP(1)	2,755	361	2,335	59	—
Loss and LAE reserves	263,549	65,403	131,287	27,365	39,494

Total	$269,755	$66,377	$135,106	$28,778	$39,494

(1)	Other long-term liabilities primarily reflect Darwin’s long-term incentive plan obligations.

Darwin has obligations to make certain payments for losses and LAE pursuant to insurance policies we issue. These future payments are reflected as reserves on our financial statements. With respect to reserves for losses and LAE, there is typically no minimum contractual commitment associated with insurance contracts and the timing and ultimate amount of actual claims related to these reserves is uncertain. The table above estimates the expected payment pattern of loss and LAE reserves. Given our limited loss experience and operating history, we have primarily utilized industry experience in estimating these amounts. Our actual future payment experience could differ materially. For additional information regarding reserves for losses and LAE, including information regarding the timing of payments of these expenses, see “Critical Accounting Estimates — Loss and LAE Reserves.”

Investments.  We utilize a third-party investment manager, General Re-New England Asset Management, to manage our investments. We have provided our investment manager with investment guidelines and the Finance and Investment Committee of our Board of Directors reviews our investment performance and the investment manager’s compliance with our investment guidelines on a quarterly basis. We believe that we have a conservative approach to our investment and capital management strategy with an objective of providing a stable source of income and preserving capital to offset underwriting risk. We maintain an investment portfolio representing funds that have not yet been paid out as claims, as well as the capital we hold for our stockholders. As of December 31, 2006, our investment portfolio had a fair value of $399.4 million, an increase of $94.5 million over the December 31, 2005 investment portfolio fair value of $304.9 million. The increase in invested assets at December 31, 2006 when compared to December 31, 2005 was primarily due to cash flows from operations and invested income. Our investment portfolio consists of long-term fixed maturity and short-term investment securities. Although we have not historically invested in equity securities, we may decide to do so in the future.

The following table presents the dollar and percentage distributions of investments as of December 31, 2006 and December 31, 2005:

	At December 31, 2006		At December 31, 2005
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)

Fixed maturity securities:
U.S. Government and government agencies	$22,239	5.6%	$15,932	5.2%
State and municipal	129,743	32.5%	31,000	10.2%
Mortgage/asset-backed securities	106,615	26.7%	39,204	12.8%
Corporate and other	71,249	17.8%	34,634	11.4%

Total fixed maturity securities	329,846	82.6%	120,770	39.6%
Short-term investments	69,537	17.4%	184,088	60.4%

Total investments	$399,383	100.0%	$304,858	100.0%

The following table presents the book and tax-equivalent yield on all investments as of December 31, 2006 and December 31, 2005:

	At December 31, 2006	At December 31, 2005

Book yield on all investments	4.93%	4.20%

Tax-equivalent yield on all investments	5.53%	4.39%

The table below compares returns on our total investments to comparable public indices. While there are no directly comparable indices to our portfolio, the Lehman Intermediate Aggregate Bond Index is a widely used industry benchmark. Both our performance and the indices include changes in unrealized gains and losses.

	For the Year Ended December 31,
	2006	2005

Return on total investments	5.72%	2.89%

Lehman intermediate aggregate	4.58%	2.01%

Our fixed-income portfolio is invested in investment grade bonds. The National Association of Insurance Commissioners (NAIC) assigns ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our fixed income portfolio by independent rating agency and comparable NAIC designations as of December 31, 2006 and December 31, 2005:

		At December 31, 2006			At December 31, 2005
	NAIC	Amortized	Fair	%	Amortized	Fair	%
Rating(1)	Designation	Cost	Value	Total	Cost	Value	Total
		(Dollars in thousands)

AAA	1	$231,925	$233,228	70.7%	$82,850	$82,772	68.5%
AA+	1	11,538	11,603	3.5%	2,133	2,159	1.8%
AA	1	20,920	21,278	6.5%	3,906	3,920	3.2%
AA−	1	10,079	10,180	3.1%	6,977	6,996	5.8%
A+	1	13,369	13,379	4.1%	8,804	8,784	7.3%
A	1	18,982	18,865	5.6%	8,316	8,332	6.9%
A−	1	17,455	17,403	5.3%	7,348	7,323	6.1%
BBB+	2	3,435	3,415	1.0%	—	—	0.0%
BBB	2	498	495	0.2%	498	484	0.4%

		$328,201	$329,846	100.0%	$120,832	$120,770	100.0%

(1)	Ratings are the lowest rating assigned by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., or Moody’s Investors Service. Where a rating is not available from either rating agency, ratings are determined by other independent sources.

The maturity distribution of fixed maturity securities held as of December 31, 2006 and December 31, 2005 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2006		At December 31, 2005
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)

Due in one year or less	$7,106	2.2%	$8,399	7.0%
Due after one year through five years	67,565	20.5%	36,977	30.6%
Due after five years through ten years	32,003	9.7%	7,713	6.4%
Due after ten years	116,557	35.3%	28,477	23.6%
Mortgage/asset-backed securities	106,615	32.3%	39,204	32.4%

Total fixed maturities	$329,846	100.0%	$120,770	100.0%

As of December 31, 2006, the average option adjusted duration of our fixed-income portfolio was 3.99 years compared to 1.57 years as of December 31, 2005. The increase in our investment duration at December 31, 2006 was due to the investing of the funds from the capital contribution made by Alleghany in the fourth quarter of 2005. At year-end 2005, the majority of the proceeds received from Alleghany were held in short-term investments. During 2006, the Company reduced the short-term investment balances and reinvested the funds in longer duration securities. The concept of average option adjusted duration takes into consideration the probability of having the various option features associated with many of the fixed-income investments we hold exercised. Fixed maturity securities are frequently issued with call provisions which provide the option of adjusting the maturity of the security at the option of the issuer.

Impairments of Investment Securities.  We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position, and for fixed maturity securities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery.

An investment in a fixed maturity security which is available for sale is impaired if its fair value falls below its amortized cost, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes a current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery. As of December 31, 2006, Darwin did not own any fixed maturity securities which were considered to be impaired.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2006.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)

Type of investment
U.S. Government bonds	$390	$(9)	$9,145	$(151)	$9,535	$(160)
State and municipal bonds	18,543	(87)	1,917	(30)	20,460	(117)
Mortgage/asset-backed securities	49,799	(235)	1,631	(34)	51,430	(269)
Corporate bonds and notes	34,172	(234)	4,156	(74)	38,328	(308)

Total fixed maturity securities	$102,904	$(565)	$16,849	$(289)	$119,753	$(854)

The unrealized losses on fixed maturity securities are primarily interest rate related. Each of the fixed maturity securities with an unrealized loss at December 31, 2006 has a fair value that is greater than 96.4% of its amortized cost. Of the 22 securities that have been in an unrealized loss position for longer than 12 months, 7 are U.S. Treasury securities and each of the remaining securities has a fair value that is greater than 97.7% of its amortized cost. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment, and none is rated below investment grade. Based on management’s review of the factors above, no securities are considered to be other-than-temporarily impaired.

Recent Accounting Standards

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)) using a modified prospective method. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement method in accounting generally for all share-based payment transactions with employees. Under this application, Darwin records compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company did not recognize any share-based compensation expense as a result of the adoption of SFAS No. 123(R) for periods prior to January 1, 2006. Prior to January 1, 2006, the Company’s share-based grants were restricted shares under the 2003 Restricted Stock Plan that had a nominal fair value at the date of grant. Darwin did not have any stock option or other share-based awards prior to January 1, 2006. The effect of SFAS No. 123(R) on the Company’s financial position as of December 31, 2006 and results of operation for the year ended December 31, 2006 are presented in Note (12), Stock-Based Compensation.

The Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Quantifying Misstatements in Current Year Financial Statements (SAB 108) in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company has adopted SAB 108 for the year ending December 31, 2006. The adoption of SAB 108 did not have any impact on the Company’s financial condition or results of operations.

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-01). SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and certain investment contracts. SOP 05-01 defines internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature of coverage within a contract. SOP 05-01 is effective in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company intends to adopt SOP 05-01 in the first quarter of 2007. The Company does not anticipate that SOP 05-1 will have a material impact on its operations or financial condition.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 (SFAS No. 155), Accounting for Certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company intends to adopt SFAS No. 155 in the first quarter of 2007. The Company does not anticipate that SFAS No. 155 will have a material impact on its results of operations or financial condition.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt the provisions of this Interpretation in the first quarter of 2007 and does not anticipate that it will have a material impact on the Company’s financial condition or results of operations.

In September 2006, SFAS issued Statement No. 157, Fair Value Measurements. This Statement provides guidance for using fair value to measure assets and liabilities. The Standard does not expand the use of fair value in any new circumstances. The Standard is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate that this Statement will have a material impact on its financial condition or results of operations.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined for purposes of the SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

The table below presents a sensitivity analysis of the debt securities of Darwin that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we measure the potential change of +/− 100, +/−200, and +/− 300 basis point range of change in interest rates to determine the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2006 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security.

Sensitivity Analysis at
At December 31, 2006

Interest Rate Shifts (in basis points)	-300	-200	-100	0	100	200	300

Fixed Maturities Securities
Portfolio value	$370,582	$356,564	$343,106	$329,846	$316,487	$303,293	$290,528
Change	40,736	26,718	13,260	—	(13,359)	(26,553)	(39,318)
% Change	12.35%	8.10%	4.02%	0.00%	(4.05)%	(8.05)%	(11.92)%

Item 8.	Financial Statements and Supplementary Data.

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

Item 9.	Change in and Disagreement With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Darwin maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Change in Internal Controls

During the third quarter of 2006, the Company created and staffed its own internal audit function reporting directly to the Audit Committee of the Board of Directors and which is expected to plan and perform a number of the internal audits previously performed by Alleghany’s internal audit staff. In connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act (the “Rules”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that other than as stated in the immediately preceding sentence, there was no change in the Company’s internal control over financial reporting (as that term is defined in the Rules) that occurred during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

NYSE Arca CEO Certification

ON May 15, 2006, we filed with the NYSE Arca, Inc., the certification of our President and Chief Executive Officer, under Rule 5.3(m) of the NYSE Arca Bylaws, which certified that he was not then aware of any violation by us of the NYSE Arca corporate governance listing standards.

Item 9B.	Other Information.

On August 9, 2006, Darwin’s Board of Directors authorized the restatement of the Certificate of Incorporation, which restatement removed provisions authorizing or otherwise relating to the Series A, Series B and Series C Preferred Stock, none of which were issued or outstanding. The restated Certificate of Incorporation was filed with the Secretary of the State of Delaware on August 21, 2006.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), which the Company intends to file by or before April 30, 2007, the 120th day following the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated by reference.

In May 2006, the Company adopted a Code of Business Conduct and Ethics, A copy of the Code of Business Conduct and Ethics is filed as an Exhibit to this Annual Report on Form 10-K. The Code of Business Conduct and Ethics is posted on the Company’s website at www.darwinpro.com under the Investor Relations tab, and a copy may also be obtained, free of charge, upon request mailed to our corporate Secretary.

ITEM 11.	Executive Compensation.

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file by or before April 30, 2007, the 120th day following the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file by or before April 30, 2007, the 120th day following the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence.

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file by or before April 30, 2007, the 120th day following the end of the Company’s fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services.

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file by or before April 30, 2007, the 120th day following the end of the Company’s fiscal year ended December 31, 2006 and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statements and Schedules.

The following documents are filed as part of this report:

(a) Financial Statements and Schedules:  The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this report.

(b) Exhibits:  The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARWIN PROFESSIONAL UNDERWRITERS, INC. (Registrant)

By:	/s/ Stephen J. Sills
Stephen J. Sills,
President

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. Bruce Albro
R. Bruce Albro
Director

Date: February 23, 2007

By:	/s/ Phillip N. Ben-Zvi
Phillip N. Ben-Zvi
Director

Date: February 23, 2007

By:	/s/ Christopher K. Dalrymple
Christopher K. Dalrymple
Director

Date: February 23, 2007

By:	/s/ Michael E. Hanrahan
Michael E. Hanrahan
Controller
(Principal Accounting Officer)

Date: February 23, 2007

By:	/s/ Weston M. Hicks
Weston M. Hicks
Director

Date: February 23, 2007

By:	/s/ William C. Popik
William C. Popik, M.D.
Director

Date: February 23, 2007

By:	/s/ George M. Reider, Jr.
George M. Reider, Jr.
Director

Date: February 23, 2007

By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr.
Senior Vice President and Director
(Principal Financial Officer)

Date: February 23, 2007

By:	/s/ Stephen J. Sills
Stephen J. Sills
President and Director
(Principal Executive Officer)

Date: February 23, 2007

By:	/s/ James P. Slattery
James P. Slattery
Director

Date: February 23, 2007

By:
Irving B. Yoskowitz
Director

Date: February 23, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darwin Professional Underwriters, Inc.:

We have audited the consolidated financial statements of Darwin Professional Underwriters, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darwin Professional Underwriters, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Hartford, Connecticut
February 23, 2007

Darwin Professional Underwriters, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands, except per share amounts)

ASSETS:
Available for sale securities, at fair value:
Fixed maturities (amortized cost: 2006, $328,201; 2005, $120,832)	$329,846	$120,770
Short-term investments, at cost which approximates fair value	69,537	184,088

Total investments	399,383	304,858

Cash	26,873	10,255
Premiums receivable (net of allowance for doubtful accounts of $75 as of December 31, 2006 and $50 as of December 31, 2005)	31,094	22,090
Reinsurance recoverable on paid and unpaid losses	96,371	51,260
Ceded unearned reinsurance premiums	44,742	33,853
Deferred insurance acquisition costs	12,724	7,603
Property and equipment at cost, less accumulated depreciation	1,895	1,880
Intangibles	7,306	7,092
Net deferred income tax asset	8,720	6,278
Current income taxes receivable	—	283
Other assets	6,156	2,146

Total assets	$635,264	$447,598

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Loss and loss adjustment expense reserves	$263,549	$138,404
Unearned premium reserves	123,796	88,280
Reinsurance payable	21,385	10,920
Due to brokers for unsettled trades	—	2,216
Current income taxes payable	865	—
Accrued expenses and other liabilities	7,819	8,255

Total liabilities	417,414	248,075
Commitments and Contingencies (Note 23)
Series A Preferred Stock; $0.10 par value. (Redeemable at $20.00 per share). No shares authorized, issued and outstanding at December 31, 2006. Authorized 500,000 shares, 105,300 shares issued and outstanding at December 31, 2005. Aggregate liquidation preference of $2,106 at December 31, 2005	—	2,106
Stockholders’ equity (Notes 1(b), 10, and 11):
Common stock; $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 17,047,222 shares at December 31, 2006 and 8,105,625 shares at December 31, 2005	170	81
Additional paid-in capital	203,095	195,950
Retained earnings	13,548	1,425
Accumulated other comprehensive income (loss)	1,037	(39)

Total stockholders’ equity	217,850	197,417

Total liabilities and stockholders’ equity	$635,264	$447,598

See accompanying notes to consolidated financial statements.

Darwin Professional Underwriters, Inc. and Subsidiaries

Consolidated Statements of Operations
For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Revenues:
Net premiums earned	$132,378	$84,698	$46,092
Net investment income	16,442	4,920	949
Net realized investment gains (losses)	12	(176)	1
Other income	—	14	—

Total revenues	148,832	89,456	47,042

Costs and expenses:
Losses and loss adjustment expenses	88,619	58,606	29,628
Commissions and brokerage expenses	14,609	9,191	6,167
Other underwriting, acquisition and operating expenses	21,603	14,574	10,221
Other expenses	750	1,102	904

Total costs and expenses	125,581	83,473	46,920

Earnings before income taxes	23,251	5,983	122

Income tax expense	7,286	2,276	74

Net earnings	$15,965	$3,707	$48

Basic earnings per share:
Net earnings per share	$1.38	$0.56	$0.01

Weighted average shares outstanding	9,770,268	6,600,000	6,600,000

Diluted earnings per share:
Net earnings per share	$0.95	$0.46	$0.01

Weighted average shares outstanding	16,785,721	8,119,370	8,167,500

See accompanying notes to consolidated financial statements.

Darwin Professional Underwriters, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars in thousands)

Common stock:
Balance at beginning of year	$81	$81	$83
Exchange of common stock for Series A Preferred Stock	(66)	—	—
Issuance of common stock	60	—	—
Conversion of Series B Preferred Stock	94	—	—
Issuance of restricted common stock	1	—	—
Forfeiture of shares	—	—	(2)

Balance at end of year	$170	$81	$81

Additional paid-in capital:
Balance at beginning of year	$195,950	$35,710	$(83)
Capital contributions	—	160,240	35,791
Exchange of common stock for Series A Preferred Stock	66	—	—
Contribution of Darwin Group, Inc. in exchange for Series B Convertible Preferred Stock	(195,992)	—	—
Issuance of common stock, net of issuance costs	86,228	—	—
Conversion of Series B Preferred Stock	115,558	—	—
Stock-based compensation	984	—	—
Tax benefit on restricted stock vested	302	—	—
Issuance of restricted common stock	(1)	—	—
Forfeiture of shares	—	—	2

Balance at end of year	203,095	195,950	$35,710

Retained earnings (deficit):
Balance at beginning of year	$1,425	$(2,282)	$(2,330)
Exchange of common stock for Series A Preferred Stock	(191)	—	—
Contribution of Darwin Group, Inc. in exchange for Series B Convertible Preferred Stock	(1,186)	—	—
Series C Preferred Stock dividend	(2,465)	—	—
Net earnings	15,965	3,707	48

Balance at end of year	$13,548	$1,425	$(2,282)

Accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss) at beginning of year	$(39)	$(7)	$—
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax	1,076	(32)	(7)

Other comprehensive income (loss)	1,076	(32)	(7)

Accumulated other comprehensive income (loss) at end of year	$1,037	$(39)	$(7)

Total stockholders’ equity at December 31,	$217,850	$197,417	$33,502

Comprehensive income (loss):
Net earnings	$15,965	$3,707	$48
Other comprehensive income (loss)	1,076	(32)	(7)

Total comprehensive income	$17,041	$3,675	$41

See accompanying notes to consolidated financial statements.

Darwin Professional Underwriters, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(Dollars in thousands)

Cash flows provided by (used for) operating activities:
Net earnings	$15,965	$3,707	$48
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred insurance acquisition costs	(20,724)	(13,730)	(11,288)
Amortization of insurance acquisition costs	15,603	12,087	7,990
Deferred income taxes	(3,050)	(3,551)	(2,618)
Depreciation and amortization	601	422	165
Net realized investment (gains) losses	(12)	176	(1)
Stock-based compensation	984	—	—
Gain on the sale of fixed assets	—	(14)	—
Amortization of investment discounts and premiums	(3,883)	(1,601)	202
Change in:
Premiums receivable	(9,004)	(8,323)	(7,519)
Reinsurance recoverable on paid and unpaid losses	(45,111)	(35,688)	(14,582)
Ceded unearned reinsurance premiums	(10,889)	(18,055)	(11,075)
Current income taxes payable/receivable	1,148	(1,638)	2,470
Other assets	(4,035)	2,105	(4,180)
Loss and loss adjustment expense reserves	125,145	91,197	43,722
Unearned premium reserves	35,516	34,006	35,483
Reinsurance payable	10,465	3,908	2,226
Accrued expenses and other liabilities	(436)	4,057	2,289

Net cash provided by operating activities	108,283	69,065	43,332
Cash flows provided by (used for) investing activities:
Proceeds from sales of available-for-sale securities	21,688	11,490	—
Maturities of available-for-sale securities	12,687	15,989	1,332
Purchases of available-for-sale securities	(242,320)	(80,484)	(67,873)
Net sales (purchases) of short-term investments	119,023	(146,452)	(1,251)
Due to brokers for unsettled trades	(2,216)	2,216	—
Purchases of fixed assets	(616)	(1,292)	(1,020)
Proceeds from sales of fixed assets	—	26	—
Acquisition of insurance companies, net of cash acquired	(213)	(25,575)	(17,919)

Net cash used for investing activities	(91,967)	(224,082)	(86,731)
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	96,000	—	—
Issuance costs	(9,712)	—	—
Redemption of Series A Preferred Stock	(2,297)	—	—
Redemption of Series C Preferred Stock	(2,465)	—	—
Redemption of Series B Convertible Preferred Stock	(81,526)	—	—
Tax benefit on restricted stock vested	302	—	—
Proceeds from capital contributions	—	160,240	35,791

Net cash provided by financing activities	302	160,240	35,791
Net increase (decrease) in cash	16,618	5,223	(7,608)
Cash, beginning of period	10,255	5,032	12,640

Cash, end of period	$26,873	$10,255	$5,032

Supplemental disclosures of cash flow information:
Cash paid for federal and state income taxes	$8,907	$7,376	$293

See accompanying notes to consolidated financial statements.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(1)  Organization

(a)	Organization

Darwin Professional Underwriters, Inc. (DPUI), located in Farmington, Connecticut, is a majority-owned publicly-traded insurance underwriting subsidiary of Alleghany Insurance Holdings, LLC (AIHL), which is a wholly-owned subsidiary of Alleghany Corporation (Alleghany). On May 19, 2006, DPUI had its initial public offering (IPO) of its common stock (see Note 11).

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

On February 3, 2004, Darwin Group, Inc. (Darwin Group), a wholly-owned subsidiary of AIHL, was formed as an insurance holding company for the purpose of acquiring Darwin National Assurance Company (DNA). DNA was acquired on May 3, 2004 as a wholly-owned subsidiary of Darwin Group. As of December 31, 2006, DNA is licensed to write property and casualty insurance on an admitted basis in 48 jurisdictions (including the District of Columbia) and is eligible to operate on an excess and surplus lines basis in one additional state (Arkansas). On May 2, 2005, DNA acquired Darwin Select Insurance Company (Darwin Select), as a wholly-owned insurance company subsidiary. As of December 31, 2006, Darwin Select is licensed to write property and casualty insurance on an admitted basis in Arkansas (its state of domicile) and is eligible to operate on an excess and surplus lines basis in 46 additional states. Effective as of January 1, 2006, Darwin Group was contributed by Alleghany to DPUI (see Note 1(b)).

The Capitol Companies are wholly-owned subsidiaries of AIHL and operate collectively in 50 states and the District of Columbia. In addition to the business produced by DPUI and issued on policies of the Capitol Companies, the Capitol Companies have significant independent operations that are not included in these consolidated financial statements. Alleghany acquired ownership of the Capitol Companies in January 2002. Prior to the formation of DPUI as an underwriting manager to underwrite professional liability coverages for the Capitol Companies in the D&O, E&O and Medical Malpractice lines, neither the Capitol Companies nor Alleghany wrote any of these lines of business.

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

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

The consolidated financial statements give retroactive effect to both the transfer of the in-force business to Darwin Group from the Capitol Companies and the contribution of Darwin Group to DPUI as transactions between entities under common control, accounted for as a pooling of interests. This results in a presentation that reflects the actual business produced and managed by DPUI, regardless of the originating insurance carrier, with all periods presented as if DPUI and Darwin Group, including the transferred in-force business, had always been combined.

On May 3, 2006, the DPUI Board of Directors approved a 33-for-two stock split of the DPUI’s shares of common stock, to be effected on the effective date of DPUI’s registration statement on Form S-1 in connection with its initial public offering, which occurred on May 19, 2006. In addition, the par value of the common stock has been adjusted to $0.01 per common share from $0.10 per common share. The resulting increase in common stock was offset by a decrease in additional paid-in capital.

All common stock and per share data included in these consolidated financial statements, and the exchange ratios for the Series B Convertible Preferred Stock, have been retroactively adjusted to reflect the 33-for-two stock split and the change in par value for all periods presented.

Collectively these operations are referred to as “Darwin” or the “Company.”

(2)  Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements include the results of DPUI and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles. All significant inter-company accounts and transactions have been eliminated.

(b)	Investments and Fair Values of Financial Instruments

Darwin classifies all of its fixed maturities with original maturities equal to or greater than one year at acquisition as available-for-sale. Accordingly, investments in fixed maturities are reported at fair value. Fair values of investments are determined from quoted market prices where available, or are estimated using values obtained from independent pricing services. Unrealized gains and losses during the year, net of the related tax effect, are excluded from earnings and reflected in comprehensive income (loss) and the cumulative effect is reported as a separate component of stockholders’ equity until realized.

The cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. The interest method is used for such amortization and accretion. Fixed maturities deemed to have declines in value that are other-than-temporary are written down through the consolidated statement of operations to carrying values equal to their estimated fair values.

Investment income is recorded when earned. Realized gains and losses on sales or declines deemed other-than-temporary are determined on the basis of specific identification of investments.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

the retrospective method. Under the retrospective method, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income.

Short-term investments, consisting primarily of money market instruments and other debt issues purchased with a maturity of one year or less at acquisition, are carried at cost, which approximates fair value.

(c)	Cash

For purposes of the consolidated statement of cash flows, cash includes only funds that are available for immediate withdrawal.

(d)	Premiums and Unearned Premium Reserves

Premiums are recognized as revenue on a pro rata basis over the term of the insurance contracts, generally 12 months. Unearned premium reserves represent the unexpired portion of policy premiums. Premiums receivable are reported net of an allowance for estimated uncollectible amounts. Ceded premiums are charged to income over the term of the reinsurance contracts. Ceded unearned premiums represent the unexpired portion of premiums ceded to reinsurers.

(e)	Reinsurance Recoverables

Darwin follows the customary practice of reinsuring with other companies the loss exposures on business it has written. This practice allows the Darwin insurance companies to diversify their business and to write larger policies, while limiting the extent of their ultimate net loss. Reinsuring loss exposures does not relieve Darwin from its primary obligation to policyholders. Darwin remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance arrangements. Darwin regularly evaluates the financial condition of its reinsurers to determine the collectibility of the reinsurance recoverables.

Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned reinsurance premiums are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Ceded premiums are charged to income over the applicable terms of the various reinsurance contracts with third party reinsurers. Reinsurance contracts that do not result in a reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed and that do not provide for the transfer of significant insurance risk generally do not meet the conditions for reinsurance accounting and are accounted for as deposits. Darwin has no contracts with reinsurers that do not meet the risk transfer provisions of Statement of Financial Accounting Standards (SFAS) No. 113, Accounting for Reinsurance (SFAS No. 113).

(f)	Deferred Insurance Acquisition Costs

Insurance acquisition costs that vary with, and are directly related to, the production of premiums (principally commissions, premium taxes, and certain underwriting salaries) are deferred. Deferred insurance acquisition costs are amortized to expense as the related premiums are earned. Deferred insurance acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to the related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition costs are charged to expense as incurred.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(g)	Property and Equipment

Property and equipment are recorded at cost and depreciated over the asset’s estimated useful life on a straight-line basis using a mid-year convention. Useful lives for depreciation purposes are as follows:

Computer equipment	3 years
Computer software	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or life of lease

Improvements that extend the life of a specific asset are capitalized, while normal repair and maintenance costs are expensed as incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation accounts are removed from the balance sheet, with the resulting gain or loss being included in the consolidated statement of operations.

(h)	Intangible Assets

Darwin recognized intangible assets in connection with the acquisitions of DNA and Darwin Select. Darwin accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Management has determined that these intangible assets have an indefinite life.

SFAS No. 142 requires that intangible assets with indefinite useful lives be capitalized and tested for impairment at least annually. An annual assessment is performed by Darwin to evaluate the continued recoverability of the intangible asset balance.

(i)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

From its inception, up until the time of our initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent, Alleghany. Each of the entities included in the consolidated financial statements was subject to a tax sharing agreement. The provisions of these agreements required each of the entities (together with the subsidiaries of that entity) to make payments to its immediate parent for the federal income tax imposed on its taxable income in a manner consistent with filing a separate federal income tax return (but subject to certain limitations that are applied to the Alleghany consolidated group as a whole). Darwin is required to file its own consolidated federal income tax return for the period May 19, 2006 through December 31, 2006 and for periods thereafter, and thus, the tax sharing agreement between DPUI and Alleghany was cancelled on May 18, 2006. Alleghany has informed Darwin that it will include the Darwin results from January 1, 2006 through May 18, 2006 in the Alleghany December 31, 2006 consolidated tax return.

(j)	Loss and Loss Adjustment Expense Reserves

The loss and loss adjustment expense (LAE) reserves represent the estimated ultimate cost of all reported and unreported losses and LAE incurred and unpaid on direct and assumed business at the balance sheet date. Loss and LAE reserves include: (1) case reserves, that are the accumulation of individual estimates for claims reported prior to the close of the accounting period; (2) estimates for incurred but not reported claims based on industry experience

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

modified for current trends; and (3) estimates of expenses for investigating and settling claims based on industry experience. The liabilities recorded are based on estimates resulting from a continuous review process, and differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed. The Company has estimated no subrogation recoveries in its determination of loss reserves due to the lack of any significant recoveries to date.

(k)	Comprehensive Income (Loss)

The Company reports and presents comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income or loss and its components in financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. The Company’s other comprehensive income or loss arise from unrealized gains and losses, net of tax effects, on investment securities categorized as available-for-sale. The Company has elected to display comprehensive income (loss) as a component of the consolidated statements of changes in stockholders’ equity and comprehensive income (loss), with additional disclosure in a comprehensive income footnote.

(l)	Segments

In accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the financial information of the segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management organizes the business around the specialty liability insurance produced through brokers, agents and program administrators. Darwin’s specialty liability insurance operations comprise one business segment.

(m)	Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.

(n)	Statutory Accounting Practices

DNA, domiciled in Delaware, and Darwin Select, domiciled in Arkansas, prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance departments of the state of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The Company is not currently utilizing any permitted statutory accounting practices in the preparation of its statutory financial statements.

(o)	Reclassification

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

(p)	Recent Accounting Standards

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)) using a modified prospective method. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R)establishes fair value as the

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value based measurement method in accounting generally for all share-based payment transactions with employees. Under this application, Darwin records compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company did not recognize any share-based compensation expense as a result of the adoption of SFAS No. 123(R) for periods prior to January 1, 2006. Prior to January 1, 2006, the Company’s share-based grants were restricted shares under the 2003 Restricted Stock Plan that had a nominal fair value at the date of grant. Darwin did not have any stock option or other share-based awards prior to January 1, 2006. The effect of SFAS No. 123(R) on the Company’s financial position as of December 31, 2006 and results of operation for the year ended December 31, 2006 are presented in Note (12), Stock-Based Compensation.

The Securities and Exchange Commission released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Quantifying Misstatements in Current Year Financial Statements (SAB 108) in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company has adopted SAB 108 for the year ending December 31, 2006. The adoption of SAB 108 did not have any impact on the Company’s financial condition or results of operations.

In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-01, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-01). SOP 05-01 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment. SOP 05-01 defines internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature of coverage within a contract. SOP 05-01 is effective in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company intends to adopt SOP 05-01 in the first quarter of 2007. The Company does not anticipate that SOP 05-01 will have a material impact on its operations or financial condition.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 (SFAS No. 155), Accounting for Certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company intends to adopt SFAS No. 155 in the first quarter of 2007. The Company does not anticipate that SFAS 155 will have a material impact on its results of operations or financial condition.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of this Interpretation in the first quarter of 2007 and does not anticipate that it will have a material impact on the Company’s financial condition or results of operations.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

In September 2006, SFAS issued Statement No. 157, Fair Value Measurements. This Statement provides guidance for using fair value to measure assets and liabilities. The Standard does not expand the use of fair value in any new circumstances. The Standard is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate that this Statement will have a material impact on its financial condition or results of operations.

(3)  Purchase Accounting

On May 2, 2005, DNA purchased all the issued and outstanding shares of Ulico Indemnity Company (Ulico Indemnity) for initial consideration of $25,668, which included acquisition costs of $428. Subsequent to the purchase, Ulico Indemnity was renamed Darwin Select Insurance Company. The acquisition of Darwin Select was accounted for as a purchase in accordance with FASB Statement No. 141, Business Combinations. Assets and liabilities acquired were recorded at their estimated fair value as of the acquisition date. Included in the assets acquired is an indefinite lived intangible asset of $3,387 for the fair value of Darwin Select’s state insurance license and excess and surplus authorizations. In January, 2006, Darwin made an additional contingent payment in the amount of $213, in connection with a joint tax election, which increased the intangible asset to $3,600 as of December 31, 2006.

The following is a condensed balance sheet as of May 2, 2005 disclosing the amount assigned to each major asset and liability of Darwin Select:

	Pre-	Acquisition	Post-
	Acquisition	Adjustment	Acquisition

Assets
Debt securities	$22,026	$—	$22,026
Cash	93	—	93
Intangible assets — licenses	—	3,600	3,600
Reinsurance recoverable on paid and unpaid losses	6,693	—	6,693
Other assets	162	—	162

Total assets	$28,974	$3,600	$32,574

Liabilities
Loss and loss adjustment expense reserves	$6,693	$—	$6,693
Stockholders’ Equity
Common stock	4,200	—	4,200
Additional paid-in capital	13,755	7,926	21,681
Retained earnings (deficit)	4,326	(4,326)	—

Total stockholders’ equity	22,281	3,600	25,881

Total liabilities and stockholders’ equity	$28,974	$3,600	$32,574

In connection with the acquisition of Darwin Select, the seller, Ulico Casualty Company (Ulico Casualty), contractually reinsured all of the business written on policies of Darwin Select prior to the sale. Darwin Select recorded reinsurance recoverables in the amount of $6,693 and transferred to Ulico Casualty cash in the same amount, representing reserves for the unpaid losses and LAE. At December 31, 2006, the reinsurance recoverable amount was $1,529. The reinsurance recoverable from Ulico Casualty is fully collateralized by a trust agreement escrow fund. The trust fund balance was approximately $3,000 as of December 31, 2006. The escrow fund may only be drawn down by Darwin Select and is available for the settlement of reinsurance recoveries in the event of non-payment by Ulico Casualty. In addition, Ulico Casualty has indemnified DNA and Darwin Select against all

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

liabilities arising out of the operations of Darwin Select prior to the date of acquisition. ULLICO Inc., the parent company of Ulico Casualty, has guaranteed the performance by Ulico Casualty of its indemnification obligations and of its obligations under the reinsurance agreement and the trust agreement.

On May 3, 2004, Darwin Group purchased all the issued and outstanding shares of US Aegis Energy Insurance Company (US Aegis) from Aegis Holding, Inc., a subsidiary of Associated Electric & Gas Insurance Services Limited (AEGIS) for total consideration of $20,792, which included acquisition costs of $455. Subsequent to the purchase, US Aegis was renamed Darwin National Assurance Company. The acquisition was accounted for as a purchase. Assets and liabilities acquired were recorded at their estimated fair value as of the acquisition date. Included in the assets acquired is an indefinite lived intangible asset of $3,706 for the fair value of DNA’s state insurance licenses. In connection with the acquisition, AEGIS agreed to indemnify Darwin Group and DNA against liabilities arising out of the operations of DNA prior to the closing of the acquisition.

An annual assessment was performed by Darwin to evaluate the continued recoverability of the intangible asset balance. The Company did not recognize any impairment of intangibles during fiscal years ended December 31, 2006, 2005, and 2004.

(4)  Investments

The amortized cost and estimated fair value of fixed maturities at December 31, 2006 and 2005 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses	Value

Type of investment
U.S. Government bonds	$22,349	$50	$(160)	$22,239
State and municipal bonds	127,960	1,900	(117)	129,743
Mortgage/asset-backed securities	106,473	411	(269)	106,615
Corporate bonds and notes	71,419	138	(308)	71,249

Total fixed maturities	$328,201	$2,499	$(854)	$329,846

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gains	Losses	Value

Type of investment
U.S. Government bonds	$16,163	$—	$(231)	$15,932
State and municipal bonds	30,686	342	(28)	31,000
Mortgage/asset-backed securities	39,233	70	(99)	39,204
Corporate bonds and notes	34,750	51	(167)	34,634

Total fixed maturities	$120,832	$463	$(525)	$120,770

The amortized cost and estimated fair value of fixed maturities at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

	Amortized	Fair
	Cost	Value

Due in one year or less	$7,180	$7,106
Due after one year through five years	67,650	67,565
Due after five years through ten years	32,070	32,003
Due after ten years	114,828	116,557
Mortgage/asset-backed securities	106,473	106,615

Total	$328,201	$329,846

An investment in a fixed maturity which is available-for-sale is impaired if its fair value falls below its book value, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes its current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery.

The following table summarizes, for all fixed maturity securities in an unrealized loss position at December 31, 2006, the aggregate fair value, and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Type of investment
U.S. Government bonds	$390	$(9)	$9,145	$(151)	$9,535	$(160)
State and municipal bonds	18,543	(87)	1,917	(30)	20,460	(117)
Mortgage/asset-backed securities	49,799	(235)	1,631	(34)	51,430	(269)
Corporate bonds and notes	34,172	(234)	4,156	(74)	38,328	(308)

Total fixed maturities	$102,904	$(565)	$16,849	$(289)	$119,753	$(854)

The majority of the unrealized losses on fixed maturity securities are interest rate related. Each of the fixed maturity securities with an unrealized loss at December 31, 2006 has a fair value that is greater than 96.4% of its amortized cost. Of the 22 securities that have been in an unrealized loss position for longer than 12 months, 7 are U.S. Treasury securities and each of the remaining other than U.S. Treasury securities has a fair value that is greater than 97.7% of its amortized cost. None of the fixed maturity securities with unrealized losses have ever missed, or been delinquent on, a scheduled principal or interest payment, and none are rated below investment grade. As of December 31, 2006 and 2005, no securities are considered to be other-than-temporarily impaired.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

Realized gains (losses) and change in unrealized gains (losses) on fixed maturity investments for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Realized gains (losses)
Gross gains	$38	$1	$1
Gross losses	(26)	(177)	—

Net realized gains (losses)	$12	$(176)	$1

Change in unrealized gains (losses)	$1,707	$(51)	$(11)
Less effect of tax	(631)	19	4

Change in net unrealized gains (losses)	$1,076	$(32)	$(7)

Following is a summary of cumulative unrealized gains (losses) on fixed maturity investments at December 31, 2006 and 2005:

	2006	2005

Unrealized gains (losses)
Gross unrealized gains	$2,499	$463
Gross unrealized losses	(854)	(525)

Unrealized gains (losses)	1,645	(62)
Less effect of tax	(608)	(23)

Net unrealized gains (losses)	$1,037	$(39)

Investment income by category for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004

Fixed maturities	$11,776	$4,088	$663
Short-term	5,302	985	328

Gross investment income	17,078	5,073	991
Investment expenses	636	153	42

Net investment income	$16,442	$4,920	$949

The fair value of securities on deposit with insurance regulators in accordance with statutory requirements was $11,983 and $11,859 at December 31, 2006 and 2005, respectively. As discussed in Note (5), Reinsurance, the Company has established trusts to collateralize the reinsurance obligations to the Capitol Companies. The investments held in the trusts had a fair value of $217,190 as of December 31, 2006 and are included in the total investments on the consolidated balance sheets. Darwin retains ownership rights to the investments held in trust and the investment income continues to accrue to the Company. In addition, Darwin has authority to substitute similar assets without prior notification to the Capitol Companies.

(5)  Reinsurance

(a)	Ceded

Darwin purchases third party reinsurance coverage for substantially all of its lines of business. These arrangements provide for greater diversification of business, allow Darwin to control exposure to potential losses arising from large risks, and provide additional capacity for growth. The specific reinsurance coverages are tailored

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

to the specific risk characteristics of each class of business and Darwin’s retained amount varies by type of coverage. Given the nature of the loss exposure of Darwin’s lines of business, Darwin generally purchases excess of loss treaty reinsurance to mitigate the volatility of our book of business by limiting exposure to frequency and severity of losses.

The Company purchases both fixed and variable cost excess of loss reinsurance. Darwin purchases fixed cost excess of loss reinsurance, where a fixed percentage of premiums are ceded to reinsurers depending upon the policy limits written and the losses recoverable are determined based upon a fixed percentage of losses incurred.

Part of the Company’s current excess of loss reinsurance program is structured on a variable cost basis, which enables it to retain a greater portion of premium if our ultimate loss ratio is lower than an initial provisional loss ratio set out in the reinsurance contract. For these contracts, the ultimate ceded premium earned on these treaties is determined by the loss ratio on the business subject to the reinsurance treaty. If the expected ultimate loss ratio increases or decreases from the level currently estimated, the ceded premiums and losses recoverable from the reinsurers will also increase or decrease relationally within a minimum and maximum range for ceded premium and subject to a loss ratio cap for losses recoverable. Until such time as the ceded premium reaches the maximum rate stated within the terms of the contract, ceded premium paid to the reinsurers will be in excess of the amount of any losses recoverable from reinsurers. After the ceded premium incurred reaches the maximum rate stated in the contracts, losses incurred covered by the contract are recoverable from reinsurers up to a loss ratio cap, without any required additional ceded premium payment. The loss ratio caps in these variable rated contracts vary from 225% to 400% of the maximum rate of ceded premium payable stated within the terms of the contracts. As a result, the same uncertainties associated with estimating loss and loss adjustment expense reserves affect the estimates of ceded premiums and losses recoverable from reinsurers on these contracts.

In connection with the acquisition of Darwin Select, Darwin recorded ceded reinsurance recoverables and corresponding direct loss and LAE reserves in the amount of $6,693. At December 31, 2006 and December 31, 2005, such amounts were $1,529 and $1,637, respectively, which were collateralized by a trust fund. The trust fund balance was approximately $3,000 as of December 31, 2006.

Reinsurance recoverables on paid and unpaid losses at December 31, 2006 and 2005 consist of the following:

	2006	2005

Reinsurance recoverables on paid losses	$113	$31
Ceded outstanding case losses and LAE	5,904	463
Ceded outstanding IBNR losses and LAE	90,354	50,766

Gross reinsurance recoverables on paid and unpaid losses	$96,371	$51,260

At December 31, 2006, the largest concentration of reinsurance recoverable on paid and unpaid losses was due from Transatlantic Reinsurance Company for $23,299 or 24.2% of the total, with an A.M. Best rating of A+ (superior) for its financial strength. As of December 31, 2006, approximately 99.9% or $96,299 of Darwin’s gross reinsurance recoverables is with reinsurers with an A.M. Best rating of A (excellent) or higher for financial strength or collateralized either by an irrevocable letter of credit or by an escrow fund under a trust agreement. The remaining $72 reinsurance recoverable is due from a reinsurer with an A.M. Best rating of B+ (good). Darwin has no allowance for uncollectible reinsurance as of December 31, 2006 or December 31, 2005.

Reinsurance contracts do not relieve Darwin from its obligations to policyholders. Darwin remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. Darwin regularly evaluates the financial condition of its reinsurers to determine the collectibility of the reinsurance recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(b)	Reinsurance Ceded and Assumed with the Capitol Companies

On July 1, 2004, Darwin Group, through its subsidiary DNA, entered into inter-company reinsurance agreements with each of the Capitol Companies, whereby any of the business produced by DPUI and written on polices of the Capitol Companies would be 100% assumed by DNA (“the 100% reinsurance agreement”). DNA then retroceded a portion to external reinsurers and 90% of the remaining balance, including direct business written by DNA, net of cessions to external reinsurers (“the 90% retrocession agreement”), to Capitol Indemnity Corporation.

As disclosed in Note 1(b), effective October 1, 2005, Darwin Group, through its subsidiary DNA, commuted the 90% retrocession agreement with Capitol Indemnity Corporation. The 100% reinsurance agreement between the Capitol Companies and DNA remains in effect for all business produced by DPUI and written on policies of the Capitol Companies.

In addition, Darwin Group, through its subsidiary DNA, entered into a loss portfolio transfer agreement, also effective as of October 1, 2005, whereby all of the outstanding loss and LAE reserves on the business produced by DPUI and written on policies of the Capitol Companies prior to July 1, 2004 were assumed by DNA. In exchange for assuming these outstanding loss and LAE reserves and related reinsurance recoverables on paid and unpaid losses, Darwin received cash. Under the agreement, to the extent that the Capitol Companies experience additional incurred losses, if any, related to the transferred loss portfolio, DNA will pay those additional amounts as they are recorded. The Capitol Companies have not experienced any additional losses under the agreement for the years ending December 31, 2006 and December 31, 2005.

The commutation and loss portfolio transfer transactions did not result in any gain or loss for DNA or the Capitol Companies. The overall effect of these arrangements was to transfer all of the business produced by DPUI and written on policies of the Capitol Companies, along with the corresponding assets, liabilities and related cash to Darwin Group’s subsidiary DNA. At the time of the transaction, DNA and the Capitol Companies were under common control by Alleghany. As described in Note 1(b), the consolidated financial statements give retroactive effect to this transfer as a transaction between entities under common control, with all periods presented as if the transferred business had always been part of Darwin. The following table shows the balance sheet effects of these transactions on each company:

	As of December 31, 2005
	Capitol
Balance Sheet	Companies	DNA	DPUI	Combined

Assets:
Cash and investments	$(88,752)	$88,752	$—	$—
Reinsurance recoverable on paid and unpaid losses	7,253	(7,253)	—	—
Deferred insurance acquisition costs	(17,919)	16,924	995	—
Affiliate receivable (payable)	4,619	(3,624)	(995)	—

Total assets	$(94,799)	$94,799	$—	$—

Liabilities and Stockholders’ Equity:
Loss and LAE reserves	$(54,151)	$54,151	$—	$—
Unearned premium reserves	(40,648)	40,648	—	—

Total liabilities	(94,799)	94,799	—	—

Total stockholders’ equity	—	—	—	—

Total liabilities and stockholders’ equity	$(94,799)	$94,799	$—	$—

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(c)	Reinsurance Effect on Operations

Net premiums written, net premiums earned, and net losses and LAE incurred included reinsurance activity for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Net Premiums Written:
Direct premiums written	$179,776	$23,354	$2,451
Assumed premiums written — Capitol Companies	65,763	142,470	98,004
Assumed premiums written	713	—	—
Ceded premiums written	(89,248)	(65,174)	(29,955)

Net premiums written	$157,004	$100,650	$70,500

Net Premiums Earned:
Direct premiums earned	$101,615	$11,021	$324
Assumed premiums earned — Capitol Companies	108,684	120,799	64,648
Assumed premiums earned	436	—	—
Ceded premiums earned	(78,357)	(47,122)	(18,880)

Net premiums earned	$132,378	$84,698	$46,092

Net Losses and LAE Incurred:
Direct losses and LAE incurred	$68,073	$11,400	$220
Assumed losses and LAE incurred — Capitol Companies	65,531	84,856	43,988
Assumed losses and LAE incurred	290	—	—
Ceded losses and LAE incurred	(45,275)	(37,650)	(14,580)

Net losses and LAE incurred	$88,619	$58,606	$29,628

The net premiums written table above includes our gross premiums written on the policies of Capitol Companies (Assumed premiums written — Capitol Companies), as well as gross premiums written directly on DNA and Darwin Select (Direct premiums written). Since each of our insurance company subsidiaries obtained its own A.M. Best rating of “A−” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our future business on policies of our insurance company subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. For the years ended December 31, 2006, 2005, and 2004, we wrote $65,763, $142,470, and $98,004, respectively, of gross premiums through our arrangement with the Capitol Companies, representing 26.7%, 85.9%, and 97.6%, respectively, of the total gross premiums produced by DPUI.

In September 2006, the Company established three reinsurance security trusts with sufficient assets to adequately collateralize the reinsurance obligations to the Capitol Companies for the amounts assumed by Darwin. The trust balances are adjusted on a quarterly basis to ensure that the assets held in trust are sufficient to meet Darwin’s obligations to the Capitol Companies pertaining to the reinsurance agreements between the Capitol Companies and Darwin. Darwin retains all investment income earned by the trusts. The investments held in the

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

trusts had a market value of $217,190 as of December 31, 2006 and are included in the total investments on the consolidated balance sheets.

(6)  Deferred Insurance Acquisition Costs

An analysis of deferred insurance acquisition costs at December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004

Balance at beginning of the year	$7,603	$5,960	$2,662
Insurance acquisition costs deferred:
Commissions and brokerage expenses	16,045	10,078	9,410
Other underwriting, acquisition and operating expenses	4,679	3,652	1,878

	20,724	13,730	11,288
Amortization of insurance acquisition costs	(15,603)	(12,087)	(7,990)

Net change for year	5,121	1,643	3,298

Balance at end of the year	$12,724	$7,603	$5,960

(7)  Property and Equipment, Net

Property and equipment at December 31, 2006 and 2005 consists of the following:

	2006	2005

Computer hardware and software	$2,246	$1,791
Furniture and fixtures	548	438
Leasehold improvements	301	250

Property and equipment, at cost	3,095	2,479
Accumulated depreciation	(1,200)	(599)

Property and equipment, net	$1,895	$1,880

Depreciation was $601, $422 and $165 for the years ended December 31, 2006, 2005, and 2004, respectively.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(8)  Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending loss and LAE reserves, net of reinsurance, at December 31, 2006, 2005, and 2004:

	2006	2005	2004

Gross reserves balance at January 1,	$138,404	$47,207	$3,485
Less reinsurance recoverables on unpaid losses	(51,229)	(15,572)	(990)

Net reserves balance at January 1,	87,175	31,635	2,495
Add acquired gross reserves	—	6,693	—
Less reinsured acquired gross reserves	—	(6,693)	—

Net reserve balance	87,175	31,635	2,495

Incurred losses and LAE, net of reinsurance, related to:
Current period	90,879	58,640	29,628
Prior periods	(2,260)	(34)	—

Total incurred	88,619	58,606	29,628

Paid losses and LAE, net of reinsurance, related to:
Current period	2,272	1,284	438
Prior periods	6,231	1,782	50

Total paid	8,503	3,066	488

Net reserve balance at December 31	167,291	87,175	31,635
Plus reinsurance recoverables on unpaid losses	96,258	51,229	15,572

Gross reserves balance at December 31	$263,549	$138,404	$47,207

Darwin continually reviews its loss and LAE reserves and the related reinsurance recoverables. Differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed. The actuarial estimates are based on industry claim experience and our own experience and consider current claim trends and premium volume, as well as social and economic conditions. While Darwin has recorded its best estimate of loss and LAE reserves as of December 31, 2006, 2005 and 2004, it is possible these estimates may materially change in the future.

Losses and LAE incurred have increased over the prior years due to the expected losses on the increased premiums earned, offset by actual and anticipated reinsurance recoveries (including a provision for recoveries on incurred but not reported losses) on the expected losses. The increase in gross and net loss and LAE reserves primarily reflects increased net premiums earned for all lines of business and limited paid loss activity for the current and prior accident years. These increases are offset by a reduction in prior year losses and LAE incurred of $2,260 for the year ending December 31, 2006 due to net favorable development on loss and LAE reserves recorded for accident years 2004 and 2003. Loss and LAE emergence on the 2004 and 2003 accident years has been more favorable than anticipated when the original gross and net loss reserves were established. For the year ending December 31, 2005, gross reserves also increased due to the acquisition of Darwin Select. At the time of acquisition, Darwin Select had outstanding gross loss and LAE reserves of $6,693, that are 100% reinsured by the seller and are collateralized by a trust fund. As of December 31, 2006, $1,529 in gross loss and LAE reserves pertaining to the seller of Darwin Select remained outstanding. The loss and LAE reserve increases for 2005 are offset by a reduction in prior year losses and LAE incurred of $34 due to net favorable development on loss and LAE reserves recorded for accident years 2004 and 2003. Loss and LAE emergence on the 2004 and 2003 accident year has been more favorable than anticipated when the original gross and net loss reserves were established.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(9)  Income Taxes

From its inception, up until the time of its initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent, Alleghany. Each of the entities included in the consolidated financial statements was subject to a tax sharing agreement. The provisions of these agreements required each of the entities (together with the subsidiaries of that entity) to make payments to its immediate parent for the federal income tax imposed on its taxable income in a manner consistent with filing a separate federal income tax return (but subject to certain limitations that are applied to the Alleghany consolidated group as a whole). Darwin is required to file its own consolidated federal income tax return for the period May 19, 2006 through December 31, 2006 and subsequent periods. Thus, the tax sharing agreement between DPUI and Alleghany was cancelled on May 18, 2006. Alleghany has informed the Company that it will include the Darwin results from January 1, 2006 through May 18, 2006 in the Alleghany December 31, 2006 consolidated tax return.

With respect to the calculation of income taxes and the related balance sheet impacts, Darwin has consistently applied the same policies throughout 2006 and during each of the tax filing periods noted above. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Federal tax payments of $2,707, $3,785, and $2,877 were made by Darwin to Alleghany during 2006, 2005 and 2004, respectively. Darwin also made federal tax payments of $5,575 to the Internal Revenue Service for the tax period after the initial public offering during 2006. The Company files separate state franchise and premium tax returns, as applicable. The components of current and deferred income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Current expense:
Federal expense	$9,458	$5,017	$2,022
State expense	906	772	662

Total current expense	10,364	5,789	2,684

Deferred benefit:
Federal deferred benefit	(2,786)	(2,967)	(2,078)
State deferred benefit	(292)	(546)	(532)

Total deferred benefit	(3,078)	(3,513)	(2,610)

Income tax expense	$7,286	$2,276	$74

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

Income tax expense (benefit), as reflected in the statements of operations, differed from the statutory federal income tax rate for the years ended December 31, 2006, 2005 and 2004 as follows:

	2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Federal income tax and rate	$8,138	35.0%	$2,094	35.0%	$43	35.0%
Tax effect of:
Municipal bond income, net of proration	(1,275)	(5.5)%	(181)	(3.0)%	(40)	(32.4)%
State income taxes, net of federal effect	399	1.7%	203	3.4%	77	63.1%
Other	(11)	—	119	2.0%	—	—
Nondeductible expenses	35	0.1%	68	1.1%	10	8.3%
Changes in estimate of future year taxes	—	—	(27)	(0.5)%	(17)	(13.4)%

Effective income tax and rate	$7,286	31.3%	$2,276	38.0%	$74	60.6%

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant components of the deferred tax assets and liabilities at December 31, 2006 and December 31, 2005 are as follows:

	2006	2005

Deferred tax assets:
Discounting of loss and LAE reserves	$6,736	$4,144
Unearned premium reserves	5,842	4,022
Accrued expenses	1,192	880
Stock-based compensation expenses	392	—
Allowance for doubtful accounts	30	20
Other	46	51
Net operating losses, recoverable from Alleghany	—	142
Net unrealized losses on investment securities	—	23

Total deferred tax assets	14,238	9,282

Deferred tax liabilities:
Deferred insurance acquisition costs	4,274	2,341
Tax depreciation adjustment	253	452
Purchase licenses and fees	383	211
Net unrealized gains on investment securities	608	—

Total deferred tax liabilities	5,518	3,004

Net deferred tax	$8,720	$6,278

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

At December 31, 2005, $142 of Darwin’s total deferred tax asset was due to net operating losses created on a separate return basis consistent with the tax sharing agreements. The Company utilized all of these net operating losses to reduce the liability of the entities included in the consolidated financial statements to Alleghany for federal income tax on the Company’s taxable income for periods prior to the initial public offering. The Company did not have any deferred tax asset due to net operating losses as of December 31, 2006.

Darwin regularly assesses the recoverability of its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the Company’s assessments of recoverability, Darwin did not recognize any valuation allowance during fiscal years ended December 31, 2006, 2005, and 2004.

(10)  Preferred Stock

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

The following table provides for each series of preferred stock a reconciliation of the beginning and ending balances at December 31, 2006, 2005, and 2004:

	2006	2005	2004

Series A Preferred Stock:
Balance at beginning of year	$2,106	$2,106	$2,106
Exchange of common stock for Series A Preferred Stock	191	—	—
Redemption of Series A Preferred Stock	(2,297)	—	—

Balance at end of year	$—	$2,106	$2,106

Series B Convertible Preferred Stock:
Balance at beginning of year	$—	$—	$—
Exchange Darwin Group, Inc. common stock for Series B Convertible Preferred Stock	197,178	—	—
Redemption of Series B Convertible Preferred Stock	(81,526)	—	—
Conversion of Series B Convertible Preferred Stock to common stock	(115,652)	—	—

Balance at end of year	$—	$—	$—

Series C Preferred Stock:
Balance at beginning of year	$—	$—	$—
Issuance of Series C Preferred Stock	2,465	—	—
Redemption of Series C Preferred Stock	(2,465)	—	—

Balance at end of year	$—	$—	$—

In May 2006, the Company’s Certificate of Incorporation was amended to authorize 10,000,000 shares of preferred stock, none of which have been issued. Board of Directors authorization is required for any issuance of these preferred shares.

(11)  Capital Stock

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

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(12)  Share-Based Compensation

The Company has four share-based payment plans for employees and non-employee directors: the 2003 Restricted Stock Plan (as amended November 2005), the 2006 Stock Incentive Plan, the 2006 Employees’ Restricted Stock Plan and the 2006 Stock and Unit Plan for Nonemployee Directors (Directors Plan), which are described below.

The Company granted shares under the plans at the time of the initial public offering on May 19, 2006, and has recorded for the year ended December 31, 2006 total share-based compensation expense of $984. During the period, a deferred tax benefit of $392 related to the stock-based compensation expense was recorded. DPUI did not incur any stock-based compensation expense for the years ended December 31, 2005 and 2004.

(a)	2003 Restricted Stock Plan

The 2003 Restricted Stock Plan was adopted in July 2003 and was amended and restated in November 2005. The plan is intended to provide a means to attract, retain and motivate key employees with the granting of restricted stock. A maximum of 1,650,000 shares of common stock were reserved for issuance under the 2003 Restricted Stock Plan. The terms for awards of 1,546,875 restricted shares provide for vesting over a four-year period from the date of grant, with 50% of the restricted shares vesting on the third anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the fourth anniversary of the date of grant. The terms for awards of the remaining 103,125 restricted shares provide for vesting over a three year period from the date of grant, with 50% of the restricted shares vesting on the second anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the third anniversary of the date of grant. The total fair value of the shares when granted in 2003 was $9, which was equal to the par value of the shares at the date of grant.

In connection with the granting of restricted shares at the time of the initial public offering in May 2006, certain of the recipients received an additional cash payment calculated as a tax equalization payment (“tax gross up”). This tax gross up was paid to provide the recipients with a reduction in total tax expenses incurred or to be incurred in connection with the restricted share awards. The total amount of the tax gross up of $450 was expensed in May 2006, the period it was incurred and paid. The stock compensation expense for the restricted shares is based on the fair value when granted and is recognized ratably over the vesting period. For the year ended December 31, 2006, the Company’s stock-based compensation expense for the 2003 Restricted Stock Plan was $444. The Company recorded $302 in additional paid-in capital for the excess tax benefit realized on the restricted stock shares vested.

Unvested 2003 Restricted Stock Plan grants outstanding at December 31, 2006, 2005, and 2004 and activity for the years are as follows:

	Year Ended December 31,
	2006	2005	2004

Unvested restricted shares outstanding at beginning of year	1,505,625	1,546,875	1,588,125
Granted	144,375	—	—
Vested	(752,812)	—	—
Forfeited	—	(41,250)	(41,250)

Unvested restricted shares at end of year	897,188	1,505,625	1,546,875

Of the 897,188 unvested restricted shares outstanding at December 31, 2006, 752,813 shares are scheduled to vest in 2007, 51,563 shares are scheduled to vest in 2008, 72,187 shares are scheduled to vest in 2008, and 20,625 are scheduled to vest in 2009.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(b)	2006 Stock Incentive Plan

The 2006 Stock Incentive Plan permits the Company to award a broad range of equity-based incentive compensation to key employees, including the types commonly known as restricted stock, stock options, stock appreciation rights and performance units, as well as any other types of equity-based incentive compensation awards. Under the terms of the plan, the exercise price of options and stock appreciation rights cannot be less than the fair market value of the common stock at the time of grant, and the term of options, stock appreciation rights and other awards under the 2006 Stock Incentive Plan cannot exceed ten years. In addition, the plan permits the award of cash payments as a part of, or in addition to, an equity-based award. A maximum of 850,000 shares of common stock may be issued to participants under the plan, up to a maximum of 127,500 shares of common stock granted to any individual participant in any calendar year, subject to anti-dilution and other adjustments in the case of certain events specified in the plan. The 2006 Stock Incentive Plan was adopted by the Board of Directors on May 17, 2006 and is subject to approval of the stockholders at the first annual meeting of shareholders following the initial public offering. If the shareholders do not approve the 2006 Stock Incentive Plan, the plan will terminate and all awards theretofore granted will be cancelled.

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

Under the 2006 Stock Incentive Plan, on November 20, 2006, 4,816 restricted shares were granted to certain employees at a fair market value of $22.69 per share, the previous trading day closing price. The terms for the awards provide for vesting over a four-year period from the date of grant, with 50% of the restricted shares vesting on the third anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the fourth anniversary of the date of grant.

The Darwin 2006 Stock Incentive Plan stock option and restricted stock activity for the year ended December 31, 2006 and related outstanding shares at December 31, 2006 and 2005 are as follows:

Year Ended December 31, 2006
	Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
		Exercise		Vesting
	Shares	Price	Shares	Value

Outstanding at beginning of year	—		—
Granted	170,060	$16.00	4,816	$22.69
Exercised or vested	—	—	—	—
Forfeited	(6,054)	$16.00	—	—

Outstanding at end of year	164,006	$16.00	4,816	$22.69

For the stock options, the compensation expense is based on the fair value at grant and is recognized on a straight line basis over the vesting period. The Company’s compensation expense for the options was $169 for the year ended December 31, 2006. As of December 31, 2006, 164,006 options were outstanding with a weighted-

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

average remaining contractual life of 9.4 years, the weighted average exercise price was $16.00 and none of the options were exercisable.

For the restricted stock, the Company’s compensation expense for the restricted shares was $3 for the year ended December 31, 2006. As of December 31, 2006, 4,816 shares were outstanding and none were vested.

(c)	2006 Employees’ Restricted Stock Plan

The 2006 Employees’ Restricted Stock Plan, was adopted by the Board of Directors on May 17, 2006 to provide an opportunity for all employees of Darwin at the time of the initial public offering to be owners of common stock of Darwin. The Company granted an aggregate of 9,000 restricted shares of common stock under the 2006 Employees’ Restricted Stock Plan to employees who are not executive officers based upon the employee’s length of service with the Company. The restricted shares had a fair value of $16.00 per share, the initial public offering price. No additional awards will be made under the 2006 Employees’ Restricted Stock Plan. Under the terms of the 2006 Employees’ Restricted Stock Plan, each grant of restricted stock will be forfeited if the employee’s employment with the Company is terminated before the third anniversary of the date of grant for any reason other than death or disability, and during that period, the restricted shares may not be sold, assigned, pledged or transferred to any person. The related stock based compensation expense is based on the fair value of the restricted shares when granted and is recognized ratably over the three year vesting period. For the year ended December 31, 2006, Company’s stock based compensation expense for the plan was $29 and 190 shares were forfeited. As of December 31, 2006, 8,810 restricted shares were outstanding under the plan.

(d)	Directors Plan

The Directors Plan for non-employee directors (defined as a director who is not either an employee of the Company or an employee of any of our affiliates including Alleghany) is designed to align their interest with the stockholders’ interest through equity-based incentive compensation, including restricted stock and share unit accumulation. The Directors Plan provides for a maximum of 130,000 shares of common stock that may be issued to participants under the plan. As of December 31, 2006, the Company has made one restricted stock share award and one share unit award to non-employee directors.

Initial Public Offering Restricted Stock Grant — In connection with the Company’s initial public offering, each non-employee director received a grant of 2,500 restricted shares of common stock based upon the initial public offering price of $16.00 per share upon the completion of the offering. The restricted stock vests at the time of the Company’s next annual meeting of stockholders and will be forfeited if the non-employee director resigns from the Board of Directors prior to the first meeting of the Board of Directors following the anniversary of the date of grant of the restricted common stock, unless and to the extent that the vesting of shares of such restricted stock is accelerated upon determination of the Board of Directors. The directors’ compensation expense is based on the fair value of $16.00 per share and is being recognized on a straight line basis over an estimated twelve month vesting period from the Company’s initial public offering on May 19, 2006. There was no forfeiture or vesting of shares during the year ending December 31, 2006. The directors’ compensation expense for the restricted shares was $124 for the year ended December 31, 2006. As of December 31, 2006, 12,500 restricted shares were outstanding under the Directors Plan.

Annual Non-Employee Directors Share Unit Award — Annually, Darwin pays its non-employee directors board and committee fees in connection with their services to the Company. A minimum of 50% of all fees earned by a non-employee director are paid through the issuance of a number of share units which is equal to the number of shares of our common stock that could have been purchased with such fees, based upon the initial public offering price of $16.00 per share, in the case of the first determination of unit shares, and thereafter, based upon the closing price of the shares of common stock on the day after the annual meeting of stockholders. The share units are earned on a pro rata basis over the twelve month period between annual meetings. In addition to the 50% mandatory

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

conversion, each non-employee director may elect to have a total of 100% of his or her fees converted into share units. No shares of common stock are actually issued in connection with the award of share units, and the number of the share units is dependent upon the market value of the Company’s shares of common stock. A non-employee director will receive distributions of shares in respect of share units following the expiration of five calendar years after the year in which the fees were originally converted into share units, or following termination of service on the Board of Directors, if earlier. On August 9, 2006 the Board of Directors voted to amend the Directors Plan’s distribution provision so that each distribution in respect of share units will be made in shares of the Company’s common stock.

For the 2006-2007 annual fee period, based upon the non-employee director’s share unit award elections, a total of 16,719 share units were granted. The directors’ fee expense for the share units is recognized as earned. As of December 31, 2006, 11,146 share units were deemed earned by the directors, resulting in directors’ fee expense to Darwin of $215 for the year ended December 31, 2006.

(13)  Earnings per Share

Net income available for common stockholders used in the year ended December 31, 2006 calculation of basic earnings per share reflects a reduction for $2,465 in dividends declared and paid in Series C Preferred Stock. The dividend has been added back for the year ended December 31, 2006 calculation of diluted earnings per share.

The weighted average common shares outstanding for the basic earnings per share reflects no common shares outstanding from January 1, 2006 to May 19, 2006, as all of the shares of common stock outstanding during that period were unvested restricted stock. The weighted average common shares outstanding for basic earnings per share for the year ended December 31, 2006 reflects the issuance of 6,000,000 common shares in connection with the Company’s initial public offering and the conversion of the Series B Convertible Preferred Stock to 9,371,096 common shares on May 19, 2006. The weighted average common shares outstanding for basic earnings per share also reflect the vesting of 732,188 and 20,624 shares of restricted stock on July 28, 2006 and December 8, 2006, respectively.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

The diluted earnings per share calculation for the year ended December 31, 2006 assumes the conversion of the Series B Convertible Preferred Stock into 14,850,000 shares of common stock for the period from January 1, 2006 to May 19, 2006, the date of the Company’s initial public offering, and it reflects the actual shares outstanding, thereafter. The diluted earnings per share calculation for the year ended December 31, 2006 also assumes the dilutive effect of the outstanding unvested restricted stock, options and share units.

	Year Ended December 31,
	2006	2005	2004

Net earnings	$15,965	$3,707	$48
Less dividend declared and paid on Series B Convertible Preferred Stock	(2,465)	—	—

Net earnings — numerator for basic earnings per share	13,500	3,707	48

Add dividend declared and paid on Series B Convertible Preferred Stock	2,465	—	—

Net earnings — numerator for diluted earnings per share	$15,965	$3,707	$48

Weighted average common shares outstanding — denominator for basic earnings per share	9,770,268	6,600,000	6,600,000

Effect of dilutive securities:
Series B Convertible Preferred Stock	5,711,538	—	—
Restricted stock	1,297,056	1,519,370	1,567,500
Share units	6,859	—	—

Weighted average common shares outstanding — denominator for diluted earnings per share	16,785,721	8,119,370	8,167,500

Basic earnings per share	$1.38	$0.56	$0.01

Diluted earnings per share	$0.95	$0.46	$0.01

Year to date quarterly weighted average shares for options of 23,150 for the year ended December 31, 2006 not included in the computation of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

(14)  Comprehensive Income

The Company’s total comprehensive income was as follows:

	Year Ended December 31,
	2006	2005	2004

Net earnings	$15,965	$3,707	$48
Other comprehensive income (loss):
Add (deduct) unrealized gains (losses) on investments
— Unrealized gains (losses) on investments, net of taxes	1,084	(146)	(7)
Reclassification adjustment for realized (gains) losses in net earnings, net of taxes	(8)	114	—

Unrealized gains (losses) on investments	1,076	(32)	(7)

Total comprehensive income	$17,041	$3,675	$41

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

The tax (expense) or benefit for the unrealized gains (losses) on investments for the years ended December 31, 2006, 2005, and 2004 was $(631), $19, and $4, respectively.

(15)  Concentration in Revenue

Darwin obtains its business primarily through independent agents and brokers and in certain cases through appointed program administrators. Independent agents and brokers are selected as eligible to do business with Darwin, but are not authorized to bind business or perform other functions on behalf of Darwin. Program administrators are appointed by Darwin to perform services on behalf of Darwin. These services include rating, quoting, binding, policy issuance and billing and collection of premiums on Darwin’s behalf. Collectively, these distribution sources are referred to as producers. For the years ending December 31, 2006, 2005, and 2004, certain individual producers generated gross premiums written in excess of 10% of the Company’s total gross premiums written.

During 2006, one producer generated $43,388, or 17.6%, and a second producer generated $26,415, or 10.7% of gross premiums written. During 2005, one producer generated $32,905, or 19.8%, and a second producer generated $17,470, or 10.5%, of gross premiums written and during 2004, one producer generated $26,533, or 26.4%, of gross premiums written. The loss of any of these producers could have a material adverse effect on the Company. No other producer generated 10.0% or more of the gross premiums written for the years ending December 31, 2006, 2005 and 2004.

(16)  Related Party Transactions

In connection with the business produced by DPUI and written on policies of the Capitol Companies, the parties have entered into a management service agreement under which DPUI provides underwriting, management, administration, claims settlement and reinsurance settlement services for the Capitol Companies on this business in exchange for management fees paid by the Capitol Companies to DPUI. These fees are recorded as service fee income by DPUI and ultimately as acquisition expense by DNA in assuming the business from the Capitol Companies. As these financial statements are presented on a consolidated basis, both the service fee income and the acquisition expense have been eliminated. The total amount of these fees was $34,155, $38,652, and $20,641 for the years ended December 31, 2006, 2005, and 2004, respectively.

In addition, beginning in 2004, Darwin’s consolidated statement of operations reflects fees to the Capitol Companies for the use of their carriers for the underwriting of its business. For the years ended December 31, 2006, 2005, and 2004, these fees were $329, $409, and $236, respectively. Effective January 1, 2006, such fees payable are calculated as 0.5% of premiums written in 2006 by Darwin on policies issued by the Capitol Companies and effective January 1, 2007, the rated charged will increase to 3.0% of premiums written by Darwin on policies issued by the Capitol Companies. Beginning January 1, 2006, Darwin reimbursed the Capitol Companies separately for premium taxes and guaranty assessment fees. The reimbursements were $690 for the year ended December 31, 2006.

Certain of Darwin’s expenses, primarily its directors and officers liability insurance and its audit fees, are paid directly by Alleghany and then reimbursed by Darwin to Alleghany. Darwin reimbursed Alleghany for expenses of $421, $132, and $29 in connection with these charges during the years ended December 31, 2006, 2005, and 2004, respectively.

Up until the time of the initial public offering, each of the Darwin and Capitol Companies federal tax liability was determined and settled through a consolidated federal tax return with their ultimate parent, Alleghany. Federal tax payments of $2,707, $3,785, and $2,877 were made by Darwin, including some made by Darwin to Alleghany Corporation during 2006, 2005, and 2004, respectively.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(17)  Employee Benefit Plan

Darwin has a defined contribution benefit plan (the Plan) in which all qualified employees are eligible to participate. The Plan incorporates a contributory feature under Section 401(k) of the Internal Revenue Code allowing employees to defer portions of their income through contributions to the Plan. The Company’s annual contribution to the Plan, subject to IRS annual maximums, is the greater of a) 150% of the first $1,500 of a participant’s contributions during the plan year, or b) 100% matching contribution of employee deferral up to 4% of a participant’s eligible gross wages during the plan year. All employer contributions become 100% vested after three years of plan participation. The Company made contributions of $345, $256, and $174 during the years ended December 31, 2006, 2005, and 2004, respectively.

(18)  Long-Term Incentive Plan

In 2003, Darwin established a Long Term Incentive Plan (LTIP) for certain key employees. Initially, the LTIP allocated 20% of the underwriting profit for each year (premiums net of losses and expenses) plus 20% of the investment income based on average net assets outstanding in each year (at a deemed interest rate equal to the 10 year U.S. Treasury note rate) to the LTIP participants, based on their assigned percentage interests. The participants vest in their interests in these profit pools over a four-year period. The payments due are then staggered over the fourth, fifth and sixth years.

Effective January 1, 2006, the LTIP was modified to reflect changes in the calculation of the underwriting profitability allocated to the participants of the LTIP. For 2006 and later years, the amount allocated to the participants is calculated as an amount equal to 20% of the underwriting profit less an amount equal to 5% of net premiums earned. In addition, imputed investment income will no longer be credited to the pool participants.

The LTIP is intended to produce payouts consistent with long-term profitability. Accordingly, the right of offset exists where, in the event that any year produces a negative underwriting result, this negative amount would be offset against credits available under the profit pool established for another year. This offset can be applied against any of the unpaid year balances whether prior or subsequent to the year in question. At December 31, 2006 and 2005, Darwin had recorded liabilities of $2,755 and $2,006, respectively, for the LTIP. Darwin has not made any payments under the plan.

(19)  Concentration of Credit Risk

As of December 31, 2006, Darwin maintains cash balances at two financial institutions in excess of the federally insured limits of $100 per institution. At December 31, 2006 and 2005, Darwin’s balances with these financial institutions were $26,873 and $10,255, respectively.

(20)  Fair Value of Financial Instruments

Darwin uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and are not included in the amounts discussed.

At December 31, 2006 and 2005, investments in fixed maturities had a fair value, which equaled carrying value, of $329,846 and $120,770, respectively. All of the fair values of investments in fixed maturities were determined through a market or dealer quoted market price at December 31, 2006 and 2005.

The carrying values of cash, short-term investments, investment income accrued, other assets, unsettled trade amounts due and other liabilities approximated their fair values.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(21)	Segments

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

Net premiums earned for the three lines of business is not available as the Company purchases reinsurance that covers parts of more than one line of business, and the Company does not allocate reinsurance costs to each line of business. In addition, as reinsurance costs and structure vary by treaty and the underlying risks and limit profiles of the various products differ, a pro rata allocation of reinsurance across each line of business would not be representative of the actual cost of reinsurance for the line of business. As a result, the net premiums written and earned may not be proportional to gross premiums written and earned. The following table presents the Company’s three specialty liability products’ gross premiums written and earned for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004

Gross premiums written:
Directors and Officers	$40,626	$32,926	$24,453
Errors and Omissions	111,039	58,867	36,712
Medical Malpractice Liability	94,587	74,031	39,290

Total	$246,252	$165,824	$100,455

Gross premiums earned:
Directors and Officers	$37,993	$28,444	$18,037
Errors and Omissions	87,805	46,231	25,527
Medical Malpractice Liability	84,937	57,145	21,408

Total	$210,735	$131,820	$64,972

(22)	Statutory Reporting

The consolidated financial statements of Darwin have been prepared in accordance with U.S. generally accepted accounting principles, which differ in certain respects from accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis). Statutory basis financial statements are filed with state insurance departments in all states in which DNA and Darwin Select are licensed or authorized. The consolidated statutory policyholders’ surplus of DNA and Darwin Select was $183,921 and $173,583 at December 31, 2006 and 2005, respectively. For the years ending December 31, 2006, 2005, and 2004, the combined statutory net income (loss) of DNA and Darwin Select was $8,667, ($20,705), and ($1,098), respectively.

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

DNA is domiciled in Delaware. Under Delaware law, DNA may not pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Delaware (“Delaware Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, DNA must provide notice to the Delaware Commissioner of all dividends and other distributions to stockholders within five business days after declaration and at least ten days prior to payment. Since DNA does not have positive earned surplus at December 31, 2006, no ordinary dividend distribution can currently be paid by DNA to DPUI without prior approval from the Insurance Commissioner. DNA did not pay any dividends in 2006 or 2005. See Note (25), Subsequent Events.

Darwin Select is domiciled in Arkansas. Under Arkansas law, Darwin Select may not pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Arkansas (“Arkansas Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, Darwin Select must provide notice to the Arkansas Commissioner of all dividends and other distributions to shareholders within fifteen business days after the declaration thereof. Darwin Select could pay approximately $2,274 in dividends to DNA in 2007 without prior approval of the Commissioner. DNA would not be permitted to dividend this amount to DPUI without prior approval of the Delaware Insurance Commissioner. Darwin Select did not pay any dividends in 2006 or 2005.

(23)	Commitments and Contingencies

Darwin leases its office space. The lease is non-cancelable and expires December 31, 2011. Darwin also leases certain office equipment, including copiers, postage machines, and fax machines under operating leases with initial lease terms greater than one year.

At December 31, 2006, the future minimum lease payments during each of the next five years are as follows:

Fiscal year ending:
2007	$613
2008	737
2009	747
2010	741
2011	613
2012 and thereafter	—

Total for all future years	$3,451

The total rent expense for operating leases for the years ended December 31, 2006, 2005, and 2004 were $654, $635, and $195, respectively.

Darwin is subject to routine legal proceedings in the normal course of operating our business. The Company is not involved in any legal proceeding which could reasonably be expected to have a material adverse effect on its business, results of operations or financial condition.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(24)	Selected Quarterly Financial Data (Unaudited)

The following are summaries of the unaudited quarterly results of operations for 2006 and 2005:

					Total
	2006 Quarters				2006
	First	Second	Third	Fourth	Year

Net earned premiums	$27,304	$31,954	$34,971	$38,149	$132,378
Net investment income	3,360	3,763	4,512	4,807	16,442
Realized investment gains (losses)	(10)	(3)	(11)	36	12

Total revenues	$30,654	$35,714	$39,472	$42,992	$148,832

Net earnings	$2,788	$3,377	$4,006	$5,794	$15,965

Earnings per share:
Basic	$—	$0.13	$0.25	$0.36	$1.38
Diluted	$0.17	$0.10	$0.23	$0.34	$0.95

The accumulated basic earnings per share by quarter will not equal the total 2006 year amount as the Company had no common shares outstanding from January 1, 2006 to May 19, 2006 (the date of the Company’s initial public offering) due to the Company’s exchange of its common stock for Series B Convertible Preferred Stock on January 1, 2006 and the subsequent conversion of the preferred stock to common stock at the time of the initial public offering. The accumulated diluted earnings per share by quarter will not equal the total 2006 year amount due to the anti-dilutive effect of the preferred stock dividend in the second quarter ended June 30, 2006 and to rounding.

					Total
	2005 Quarters				2005
	First	Second	Third	Fourth	Year

Net earned premiums	$18,744	$19,945	$21,948	$24,061	$84,698
Net investment income	632	931	1,197	2,160	4,920
Realized investment gains (losses)	(60)	—	—	(116)	(176)
Other income	—	—	—	14	14

Total revenues	$19,316	$20,876	$23,145	$26,119	$89,456

Net earnings	$424	$638	$862	$1,783	$3,707

Earnings per share:
Basic	$0.05	$0.10	$0.13	$0.27	$0.56
Diluted	$0.03	$0.08	$0.11	$0.22	$0.46

The accumulated basic and diluted earnings per share by quarter will not equal the total 2005 year amounts due to rounding.

Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

(25)	Subsequent Events

On January 29, 2007, Darwin signed a commitment letter with JP Morgan Securities for a $25,000 revolving credit facility. The credit facility is for a three year term and allows Darwin to draw down up to $25,000 for general corporate purposes and for use in strategic merger and acquisition transactions. The cost of funds drawn down would be at an annual interest rate of LIBOR + 112.5 basis points. The credit facility also has a commitment fee of 0.25% per annum for any unused portion of the facility. The credit facility contains certain covenants requiring DPUI to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0 and a covenant limiting DPUI’s debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. Darwin must also have a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. The credit facility is collateralized by the stock of DNA. We expect to sign definitive agreements for this credit facility during the first quarter of 2007.

On January 30, 2007, the Company’s insurance subsidiary DNA applied to the Delaware Insurance Commissioner for approval of an extraordinary dividend of $3,500. DNA anticipates a final determination on the payment of the extraordinary dividend from the Delaware Insurance Commissioner during the first quarter of 2007.

SCHEDULE I

Darwin Professional Underwriters, Inc. and Subsidiaries
Summary of Investments-Other Than
Investments in Related Parties
December 31, 2006

			Amount at
			Which Shown
		Fair	in the Balance
	Cost	Value	Sheet
	(Dollars in thousands)

Type of investment
Fixed maturities:
U.S. Government bonds	$22,349	$22,239	$22,239
State and municipal bonds	127,960	129,743	129,743
Mortgage/asset-backed			—
securities	106,473	106,615	106,615
Corporate bonds and notes	71,419	71,249	71,249

Total fixed maturities	328,201	329,846	329,846

Short-term Investments	69,537	69,537	69,537

Total Investments	$397,738	$399,383	$399,383

SCHEDULE II

Darwin Professional Underwriters, Inc.
Condensed Balance Sheets
of the Registrant
as of December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)

ASSETS
Cash	$19,190	$10,914
Premiums receivable (net of allowance for doubtful accounts of $75 as of December 31, 2006 and $50 as of December 31, 2005)	10,592	12,194
Property and equipment at cost, less accumulated depreciation	1,895	1,880
Other assets	18,769	16,163
Investment in subsidiaries	213,959	197,178

Total assets	$264,405	$238,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to insurance companies	$40,084	$34,163
Other liabilities	6,471	4,643

Total liabilities	46,555	34,163
Series A Preferred Stock	—	2,106
Stockholders’ equity	217,850	197,417

Total liabilities and stockholders’ equity	$264,405	$233,686

These financial statements include the accounts of DPUI and, on an equity basis, its insurance subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

Darwin Professional Underwriters, Inc.
Condensed Statements of Operations
of the Registrant
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)

Revenues:
Net commission revenue	$33,838	$28,394	$20,140
Net investment income	502	340	47
Net realized investment gains	—	—	1
Other income	—	14	—

Total revenues	34,340	28,748	20,188

Costs and Expenses:
Commissions and brokerage expenses	11,534	11,984	6,997
Other underwriting, acquisition and operating expenses	21,423	13,992	9,700
Other expenses	750	1,103	843

Total costs and expenses	33,707	27,079	17,540

Operating earnings	633	1,669	2,648
Equity in earnings of consolidated subsidiaries	22,618	4,314	(2,526)

Earnings from continuing operations, before income taxes	23,251	5,983	122
Income tax expense	7,286	2,276	74

Net earnings	$15,965	$3,707	$48

These financial statements include the accounts of DPUI and, on an equity basis, its insurance subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

Darwin Professional Underwriters, Inc.
Condensed Statements of Cash Flows
of the Registrant
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)

Cash flows provided by (used for) operating activities:
Net earnings	$15,965	$3,707	$48
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(15,744)	(2,758)	1,549
Stock-based compensation	984	—	—
Depreciation and amortization	601	422	165
Gain on the sale of fixed assets	—	(14)	—
Premiums receivable	1,602	(18)	(5,928)
Other assets	(2,567)	(6,979)	(5,204)
Payable to insurance companies	5,921	5,239	13,868
Accrued expenses and other liabilities	1,828	1,243	1,760

Net cash provided by (used for) operating activities	(7,375)	(2,865)	6,210
Cash flows provided by (used for) investing activities:
Purchases of fixed assets	(616)	(1,292)	(1,020)
Proceeds from sales of fixed assets	—	26	—

Net cash used for investing activities	(616)	(1,266)	(1,020)
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	96,000	—	—
Issuance costs	(9,712)	—	—
Redemption of Series A Preferred Stock	(2,297)	—	—
Payment of Series C Preferred Stock	(2,465)	—	—
Redemption of Series B Convertible Preferred Stock	(81,526)	—	—
Tax benefit on restricted stock vested	302	—	—

Net cash provided by financing activities	302	—	—
Net increase (decrease) in cash	8,276	(424)	5,238
Cash, beginning of period	10,914	11,338	6,100

Cash, end of period	$19,190	$10,914	$11,338

Supplemental disclosures of cash flow information:
Cash paid for federal and state income taxes	$5,874	$4,572	$2,930

These financial statements include the accounts of DPUI and, on an equity basis, its insurance subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

Darwin Professional Underwriters, Inc. and Subsidiaries
Supplementary Insurance Information

		At December 31,				For the Year Ended December 31,
			Future Policy					Benefits,
		Deferred	Benefits,		Other Policy			Claims,
		Policy	Losses,	Gross	Claims and		Net	Losses and
		Acquisition	Claims and Loss	Unearned	Benefits	Net Earned	Investment	Settlement
Year	Line of Business	Costs	Expenses	Premiums	Payable	Premiums	Income	Expenses
		(Dollars in thousands)

	Property and Casualty
2006	Insurance	$12,724	$263,549	$123,796	$—	$132,378	$16,442	$88,619
	Property and Casualty
2005	Insurance	7,603	138,404	88,280	—	84,698	4,920	58,606
	Property and Casualty
2004	Insurance	5,960	47,207	54,274	—	46,092	949	29,628

		At December 31,
		Amortization of	Other	Commissions	Net
		Deferred Policy	Operating	and Brokerage	Premiums
Year	Line of Business	Acquisition Costs	Expenses	Expenses	Written
		(Dollars in thousands)

	Property and Casualty
2006	Insurance	$15,603	$6,000	$14,609	$157,004
	Property and Casualty
2005	Insurance	12,087	2,487	9,191	100,650
	Property and Casualty
2004	Insurance	7,990	2,231	6,167	70,500

SCHEDULE IV

Darwin Professional Underwriters, Inc. and Subsidiaries
Reinsurance
for the years ended December 31, 2006, 2005, and 2004

						Percentage
			Ceded to	Assumed		of Amount
		Gross	Other	from Other	Net	Assumed
Year	Line of Business	Amount	Companies	Companies	Amount	to Net
		(Dollars in thousands)

2006	Property and Casualty	$245,539	$89,248	$713	$157,004	0.5%
2005	Property and Casualty	165,481	65,174	343	100,650	0.3%
2004	Property and Casualty	100,059	29,955	396	70,500	0.6%

SCHEDULE V

Darwin Professional Underwriters, Inc. and Subsidiaries
Valuation and Qualifying Accounts

			Charged to	Charged to
		Balance at	Costs and	Other	Deductions	Balance at
Year	Description	January 1,	Expenses	Accounts	Describe	December 31,
		(Dollars in thousands)

2006	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	50	25	—	—	75

2005	Allowance for uncollectible reinsurance recoverables	—	—	—	—	—

	Allowance for uncollectible premiums receivable	50	—	—	—	50

2004	Allowance for uncollectible reinsurance recoverables	—	—	—	—	—

	Allowance for uncollectible premiums receivable	—	50	—	—	50

SCHEDULE VI

Darwin Professional Underwriters, Inc. and Subsidiaries
Supplementary Information Concerning
Insurance Operations

		At December 31,				For the Year Ended December 31,
Discount, if
			Reserves for	any, Deducted
			Unpaid	in Reserves for
		Deferred	Claims and	Unpaid Claims
		Policy	Claim	and Claim	Gross
		Acquisition	Adjustment	Adjustment	Unearned	Net Earned	Net Investment
Year	Line of Business	Costs	Expenses	Expenses	Premiums	Premiums	Income
(Dollars in thousands)

2006	Property and Casualty Insurance	$12,724	$263,549	$—	$123,796	$132,378	$16,442
2005	Property and Casualty Insurance	7,603	138,404	$—	88,280	84,698	4,920
2004	Property and Casualty Insurance	5,960	47,207	$—	54,274	46,092	949

		At December 31,
		Claims and Claims
		Adjustment Expenses
				Amortization of	Paid Claims
				Deferred Policy	and Claim
		(1)Current	(2)Prior	Acquisition	Adjustment	Net Premiums
Year	Line of Business	Year	Year	Costs	Expenses	Written
		(Dollars in thousands)

2006	Property and Casualty Insurance	$90,879	$(2,260)	$15,603	$8,503	$157,004
2005	Property and Casualty Insurance	58,640	(34)	12,087	3,066	100,650
2004	Property and Casualty Insurance	29,628	—	7,990	488	70,500

LIST OF EXHIBITS

Exhibit
Number		Description of Exhibit

3.1		Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Darwin Professional Underwriters Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2006, is incorporated herein by reference.
3.2		Amended and Restated By-laws, filed as Exhibit 3.2 to Amendment No. 4 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on May 16, 2006 (“Amendment No. 4 to the Form S-1”), is incorporated herein by reference.
4.1		Specimen Stock Certificate, filed as Exhibit 4.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
4.2		Registration Rights Agreement by and between Darwin Professional Underwriters, Inc. and Alleghany Insurance Holdings LLC, filed as Exhibit 4.1 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.
4.3		Master Agreement by and between Darwin Professional Underwriters, Inc. and Alleghany Corporation, filed as Exhibit 4.2 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.
10.1		Amended and Restated Employment Agreement dated November 11, 2005 between Darwin Professional Underwriters, Inc. and Stephen J. Sills, filed as Exhibit 10.1 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on March 10, 2006 (the “Form S-1”) is incorporated herein by reference. †
10.2		Amended and Restated Employment Agreement dated November 11, 2005 between Darwin Professional Underwriters, Inc. and Mark I. Rosen, filed as Exhibit 10.2 to the Form S-1, is incorporated herein by reference. †
10	.3.1	Investment Management Agreement dated July 1, 2004 by and between General Re-New England Asset Management and Alleghany Corporation, filed as Exhibit 10.3.1 to Amendment No. 1 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on April 17, 2006 (“Amendment No. 1 to the Form S-1”), is incorporated herein by reference.
10	.3.2	Amendment No. 1 dated June 1, 2005 to Investment Management Agreement dated July 1, 2004 by and between General Re-New England Asset Management and Alleghany Corporation, filed as Exhibit 10.3.2 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.4		Contribution and Exchange Agreement dated November 11, 2005 by and among Alleghany Insurance Holdings LLC, Darwin Group, Inc. and Darwin Professional Underwriters, Inc, filed as Exhibit 10.4 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.5		Amended and Restated Restricted Stock Plan of Darwin Professional Underwriters, Inc. effective as of November 11, 2005, filed as Exhibit 10.5 to the Form S-1, is incorporated herein by reference. †
10.6		Amended and Restated Long-Term Incentive Plan of Darwin Professional Underwriters, Inc. effective as of November 11, 2005, filed as Exhibit 10.6 to the Form S-1, is incorporated herein by reference. †
10.7		Amended Tax Sharing Agreement dated January 1, 2005 by and between Alleghany Insurance Holdings LLC and Darwin Professional Underwriters, Inc, filed as Exhibit 10.7 to the Form S-1, is incorporated herein by reference.
10.8		2006 Darwin Professional Underwriters, Inc. Stock Incentive Plan, filed as Exhibit 10.1 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference. †
10.9		Darwin Professional Underwriters, Inc. Stock and Unit Plan for Non-Employee Directors, as amended by the Board of Directors, effective as of January 25, 2007. †
10	.10.1	Program Administrator Agreement effective as of October 1, 2004 between American Professional Agency, Inc., Darwin Professional Underwriters, Inc., Darwin National Assurance Company, Platte River Insurance Company and Capitol Specialty Insurance Corporation, filed as Exhibit 10.10 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

Exhibit
Number		Description of Exhibit

10	.10.2	Amendment to Program Administrator Agreement effective as of October 1, 2004 between American Professional Agency, Inc., Darwin Professional Underwriters, Inc., Darwin National Assurance Company, Platte River Insurance Company and Capitol Specialty Insurance Corporation, filed as Exhibit 10.10.1 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.11		Program Administrator Agreement effective as of September 15, 2005 between Professional Underwriters and Darwin Professional Underwriters, Inc, filed as Exhibit 10.11 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.12		Underwriting Management Agreement effective as of December 12, 2003 by and between Platte River Insurance Corporation and the Darwin Professional Underwriters, Inc, filed as Exhibit 10.12 to the Form S-1, is incorporated herein by reference.
10.13		Underwriting Management Agreement effective as of June 1, 2003 by and between Capitol Indemnity Corporation and Darwin Professional Underwriters, Inc, filed as Exhibit 10.13 to the Form S-1, is incorporated herein by reference.
10.14		Underwriting Management Agreement effective as of June 1, 2003 by and between Capitol Specialty Insurance Corporation and Darwin Professional Underwriters, Inc, filed as Exhibit 10.14 to the Form S-1, is incorporated herein by reference.
10.15		Underwriting Management Agreement effective as of July 15, 2004 by and between Darwin National Assurance Company and Darwin Professional Underwriters, Inc, filed as Exhibit 10.15 to the Form S-1, is incorporated herein by reference.
10.16		Underwriting Management Agreement effective as of May 5, 2005 by and between Darwin Select Insurance Company and Darwin Professional Underwriters, Inc, filed as Exhibit 10.16 to the Form S-1, is incorporated herein by reference.
10	.17.1	Reinsurance Agreement effective as of July 1, 2004 between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.17 to the Form S-1, is incorporated herein by reference.
10	.17.2	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2004 between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.17.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
10	.18.1	Reinsurance Agreement effective as of July 1, 2004 between Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.18 to the Form S-1, is incorporated herein by reference.
10	.18.2	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2004 between Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.18.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
10	.19.1	Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.19.1 to the Form S-1, is incorporated herein by reference.
10	.19.2	Amendment effective as of October 1, 2005 to Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.19.2 to the Form S-1, is incorporated herein by reference.
10	.19.3	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2005 between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.19.3 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
10	.20.1	Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.20.1 to the Form S-1, is incorporated herein by reference.
10	.20.2	Amendment effective as of October 1, 2005 to Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.20.2 to the Form S-1, is incorporated herein by reference.
10	.20.3	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2005 between Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.20.3 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.

Exhibit
Number		Description of Exhibit

10	.21.1	Commutation and Release Agreement effective as of July 1, 2005 by and between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.21.1 to the Form S-1, is incorporated herein by reference.
10	.21.2	Amendment effective as of October 1, 2005 to Commutation and Release Agreement effective as of July 1, 2005 by and between Capitol Indemnity Corporation and Darwin National Assurance Company. Reinsurance Agreement effective as of July 1, 2004 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.21.2 to the Form S-1, is incorporated herein by reference.
10	.22.1	Reinsurance Agreement effective as of July 1, 2004 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.22 to the Form S-1, is incorporated herein by reference.
10	.22.2	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2004 between Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.22.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
10	.23.1	Reinsurance Agreement effective as of July 1, 2005 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.23.1 to the Form S-1, is incorporated herein by reference.
10	.23.2	Amendment effective as of October 1, 2005 to Reinsurance Agreement effective as of July 1, 2005 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.23.2 to the Form S-1, is incorporated herein by reference.
10	.23.3	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2005 between Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.23.3 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
10.24		Excess of Loss Reinsurance Contract effective as of July 1, 2003 by and among Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.24 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.25		Excess Cession Reinsurance Contract effective as of October 1, 2003 (originally effective as of January 1, 2004) by and among Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.25 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.26		Excess of Loss Reinsurance Contract effective as of October 1, 2003 (originally effective as of January 1, 2004) by and among Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.26 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.27		Psychiatrists Professional and Office Liability Quota Share effective as of October 1, 2004 by and among Darwin National Assurance Company, Capitol Specialty Insurance Corporation and any other associated, affiliated or subsidiary companies of Alleghany Insurance Holdings, Ltd. and the Reinsurers signatory thereto, filed as Exhibit 10.27 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.28		Excess Cession Reinsurance Contract effective as of January 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.28 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.29		Excess Cession Reinsurance Contract effective as of September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.29 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.30	Excess of Loss Reinsurance Contract effective as of January 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.30 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.31	Excess of Loss Reinsurance Contract effective as of April 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.31 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.32	First Excess Cession Reinsurance Contract effective as of April 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.32 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.33	Quota Share Reinsurance Contract effective as of September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.33 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.34	Second Excess Cession Reinsurance Contract effective as of April 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.34 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.35	Office Lease dated February 1, 2005 by and between Lancdon Limited Partnership and Darwin Professional Underwriters, Inc, filed as Exhibit 10.35 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.36	Software License Agreement dated November 21, 2003 by and between OneShield, Inc. and Darwin Professional Underwriters, Inc, filed as Exhibit 10.36 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.37	Software and Services Agreement effective as of November 9, 2004 between Valley Oak Systems, Inc. and Darwin Professional Underwriters, Inc, filed as Exhibit 10.37 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.38	Excess Cession Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.38 to Amendment No. 2 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on May 3, 2006 (“Amendment No. 2 to the Form S-1”), is incorporated herein by reference.
10.39	Excess of Loss Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.39 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.40	Excess Cession Reinsurance Contract effective September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.40 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.41	Excess of Loss Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.41 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.42	First Excess Cession Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.42 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.43	Second Excess Cession Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.43 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.44	Quota Share Reinsurance Contract effective September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto and Addendums No. 1 and 2 thereto, filed as Exhibit 10.44 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.45	Professional Liability Excess of Loss Reinsurance Contract effective October 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Professional Government Underwriters and/or Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.45 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.46	Excess of Loss Reinsurance Contract effective November 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.46 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.47	2006 Employees’ Restricted Stock Plan, filed as Exhibit 10.3 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference. †

Exhibit
Number		Description of Exhibit

10	.48.1	Trust Agreement, effective as of September 1, 2006 among DARWIN NATIONAL ASSURANCE COMPANY, as Grantor, CAPITOL INDEMNITY CORPORATION, as Beneficiary and THE BANK OF NEW YORK, as Trustee, filed as Exhibit 10.48.1 to Darwin Professional Underwriter, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2006, is incorporated herein by reference.
10	.48.2	Trust Agreement, effective as of September 1, 2006 among DARWIN NATIONAL ASSURANCE COMPANY, as Grantor, CAPITOL SPECIALITY INSURANCE COMPANY, as Beneficiary and THE BANK OF NEW YORK, as Trustee, filed as Exhibit 10.48.2 to Darwin Professional Underwriter, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2006, is incorporated herein by reference.
10	.48.3	Trust Agreement, effective as of September 1, 2006 among DARWIN NATIONAL ASSURANCE COMPANY, as Grantor, PLATTE RIVER INSURANCE COMPANY, as Beneficiary and THE BANK OF NEW YORK, as Trustee, filed as Exhibit 10.48.3 to Darwin Professional Underwriter, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2006, is incorporated herein by reference.
14		Code of Business Conduct and Ethics
21		List of subsidiaries of Darwin Professional Underwriters, Inc.
23		Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements the related schedules of Darwin Professional Underwriters, Inc. and subsidiaries and its attestation report in Registration Statements No. 333-134416 and 333-134417 on Form S-8 of Darwin Professional Underwriters, Inc. of its report dated February 23, 2007.
31.1		Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
32.2		Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Indicates a management contract or compensatory plan.