Form 10-Q
period 2007-03-31
Darwin Professional Underwriters Inc
filed 2007-05-08
CIK 1355795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at May 4, 2007 was 17,023,013 shares.

Darwin Professional Underwriters, Inc.
Quarterly Report on Form 10-Q
For Quarterly Period Ended March 31, 2007

Part I. Financial Information
Item 1. Financial Statements
DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS:
Available for sale securities, at fair value:
Fixed maturity securities (amortized cost: 2007, $367,765; 2005, $328,201)	$369,565	$329,846
Short-term investments, at cost which approximates fair value	98,043	69,537

Total investments	467,608	399,383

Cash	5,110	26,873
Premiums receivable (net of allowance for doubtful accounts of $75 as of March 31, 2007 and December 31, 2006)	22,294	31,094
Reinsurance recoverable on paid and unpaid losses	109,141	96,371
Ceded unearned reinsurance premiums	47,570	44,742
Deferred insurance acquisition costs	14,159	12,724
Property and equipment at cost, less accumulated depreciation	2,021	1,895
Intangible assets	7,306	7,306
Net deferred income tax asset	9,929	8,720
Other assets	7,353	6,156

Total assets	$692,491	$635,264

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Loss and loss adjustment expense reserves	$292,673	$263,549
Unearned premium reserves	135,568	123,796
Reinsurance payable	25,413	21,385
Due to brokers for unsettled trades	5,938	—
Current income taxes payable	3,296	865
Accrued expenses and other liabilities	6,043	7,819

Total liabilities	468,931	417,414

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock; $0.01 par value; authorized 50,000,000 shares; issued and outstanding 17,085,313 shares at March 31, 2007 and 17,047,222 shares at December 31, 2006.	171	170
Additional paid-in capital	203,484	203,095
Retained earnings	18,770	13,548
Accumulated other comprehensive income	1,135	1,037

Total stockholders’ equity	223,560	217,850

Total liabilities and stockholders’ equity	$692,491	$635,264

See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Net premiums earned	$39,997	$27,304
Net investment income	5,239	3,360
Net realized investment losses	—	(10)

Total revenues	45,236	30,654

Costs and expenses:
Losses and loss adjustment expenses	25,470	19,264
Commissions and brokerage expenses	5,180	2,632
Other underwriting, acquisition and operating expenses	6,485	4,479
Other expenses	577	159

Total costs and expenses	37,712	26,534

Earnings before income taxes	7,524	4,120

Income tax expense	2,304	1,332

Net earnings	$5,220	$2,788

Basic earnings per share:
Net earnings per share	$0.32	$—

Weighted average shares outstanding	16,126,882	—

Diluted earnings per share:
Net earnings per share	$0.31	$0.17

Weighted average shares outstanding	17,074,730	16,355,625

See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows provided by (used for) operating activities:
Net earnings	$5,220	$2,788
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred insurance acquisition costs	(7,612)	(4,136)
Amortization of insurance acquisition costs	6,177	3,378
Deferred income taxes	(1,236)	(1,047)
Depreciation	172	136
Net realized investment losses	—	10
Amortization of investment discounts and premiums	(946)	(1,385)
Stock-based compensation expense	390	—
Change in:
Premiums receivable	8,800	6,589
Reinsurance recoverable on paid and unpaid losses	(12,770)	(11,262)
Ceded unearned reinsurance premiums	(2,828)	(5,168)
Current income taxes payable/receivable	2,431	1,803
Other assets	(1,225)	(1,935)
Loss and loss adjustment expense reserves	29,124	28,397
Unearned premium reserves	11,772	14,652
Reinsurance payable	4,028	(5,536)
Accrued expenses and other liabilities	(1,776)	(3,883)

Net cash provided by operating activities	39,721	23,401
Cash flows provided by (used for) investing activities:
Proceeds from sales of available-for-sale securities	8,167	3,464
Maturities of available-for-sale securities	250	73
Purchases of available-for-sale securities	(48,140)	(112,374)
Net (purchases) sales of short-term investments	(27,401)	73,843
Due to brokers for unsettled trades	5,938	7,841
Purchases of fixed assets	(298)	(146)
Acquisition of insurance company, net of cash acquired	—	(214)

Net cash used for investing activities	(61,484)	(27,513)
Cash flows provided by (used for) financing activities:
Net cash provided by (used for) financing activities	—	—
Net decrease in cash	(21,763)	(4,112)
Cash, beginning of period	26,873	10,255

Cash, end of period	$5,110	$6,143

Supplemental disclosures of cash flow information:
Cash paid for federal and state income taxes	$1,139	$625
See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(1) Organization and Basis of Presentation
(a) Organization
     Darwin Professional Underwriters, Inc. (DPUI), located in Farmington, Connecticut, is a majority-owned publicly-traded insurance underwriting subsidiary of Alleghany Insurance Holdings, LLC (AIHL), which is a wholly-owned subsidiary of Alleghany Corporation (Alleghany). On May 19, 2006, DPUI had its initial public offering of its common stock (see Note 6).
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
     On February 3, 2004, Darwin Group, Inc. (Darwin Group), a wholly-owned subsidiary of AIHL, was formed as an insurance holding company for the purpose of acquiring Darwin National Assurance Company (DNA). DNA was acquired on May 3, 2004 as a wholly-owned subsidiary of Darwin Group. As of April 30, 2007, DNA is licensed to write property and casualty insurance on an admitted basis in 48 jurisdictions (including the District of Columbia) and is eligible to operate on an excess and surplus lines basis in one additional state (Arkansas). On May 2, 2005, DNA acquired Darwin Select Insurance Company (Darwin Select), as a wholly-owned insurance company subsidiary. As of April 30, 2007, Darwin Select is licensed to write property and casualty insurance on an admitted basis in Arkansas (its state of domicile) and is eligible to operate on an excess and surplus lines basis in 46 additional states. Effective as of January 1, 2006, Darwin Group was contributed by Alleghany to DPUI (see Note 1(b)).
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
(b) Reorganization
     Effective January 1, 2006, DPUI became the parent of Darwin Group and its subsidiaries, DNA and Darwin Select and, in connection therewith, DPUI issued to AIHL shares of Series B Convertible Preferred Stock with an aggregate liquidation preference of $197,178, equal to the book value of Darwin Group on December 31, 2005, in exchange for all of the outstanding common stock of Darwin Group held by AIHL. In addition, AIHL exchanged its 6,600,000 shares of common stock of DPUI, representing 80% of the issued and outstanding shares of DPUI, for 9,560 additional shares of Series A Preferred Stock of DPUI having an additional aggregate liquidation preference of $20 per share, representing 80% of the book value of DPUI on December 31, 2005. As a result of the reorganization, the only shares of common stock outstanding as of January 1, 2006 to May 19, 2006 were unvested restricted shares.
     Collectively these operations are referred to as “Darwin” or the “Company.”

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(c) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Darwin have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. This report should be read in conjunction with the Annual Report of Darwin on Form 10-K for the year ended December 31, 2006. The condensed consolidated balance sheet at March 31, 2007 is unaudited, but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments and the elimination of intercompany transactions and balances) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future period. All adjustments are of a normal and recurring nature except as described herein. GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates.
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
     Certain prior year amounts have been reclassified to conform to the 2007 presentation.
(2) New Accounting Standards
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature of coverage within a contract. SOP 05-1 is effective in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Darwin has adopted SOP 05-01 as of January 1, 2007, and the implementation did not have any material impact on our operations or financial condition.
     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 (SFAS No. 155), Accounting for Certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Darwin has adopted the provisions of this statement as of January 1, 2007, and the implementation did not have any material impact on the Company’s results of operations or financial condition.
     In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
The Company has adopted the provisions of this Interpretation as of January 1, 2007, and the implementation did not have a material impact on its results of operations or financial condition.
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
     In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company does not anticipate that this standard will have any material impact on our results of operations and financial condition.
(3) Reinsurance
   Reinsurance Effect on Operations
     Net premiums written, net premiums earned, and net losses and loss adjustment expenses (LAE) incurred including reinsurance activity for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Net Premiums Written:
Direct premiums written	$63,083	$41,080
Assumed premiums written — Capitol Companies	11,195	18,804
Ceded premiums written	(25,336)	(23,096)

Net premiums written	$48,942	$36,788

Net Premiums Earned:
Direct premiums earned	$46,900	$12,063
Assumed premiums earned — Capitol Companies	15,426	33,168
Assumed premiums earned	178	—
Ceded premiums earned	(22,507)	(17,927)

Net premiums earned	$39,997	$27,304

Net Losses and LAE Incurred:
Direct losses and LAE incurred	$30,329	$8,418
Assumed losses and LAE incurred — Capitol Companies	7,920	22,138
Assumed losses and LAE incurred — other	105	—
Ceded losses and LAE incurred	(12,884)	(11,292)

Net losses and LAE incurred	$25,470	$19,264

     The net premiums written table above presents our gross premiums written on the policies of the Capitol Companies (Assumed premiums written — Capitol Companies) as well as gross premiums written directly and assumed on the policies of DNA and Darwin Select (Direct and assumed premiums written). Since each of our insurance company subsidiaries obtained its own A.M. Best rating of “A — ” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our future business on policies of our insurance company subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. For the three month period ended March 31, 2007 and 2006, we wrote $11,195 and $18,804, respectively, of gross premiums through our arrangement with the Capitol Companies, representing 15.1% and 31.4%, respectively, of the total gross premiums produced by DPUI.
     In September 2006, the Company established three reinsurance security trusts with sufficient assets to adequately collateralize the reinsurance obligations to the Capitol Companies for the amounts assumed by Darwin. The trust balances are adjusted on a quarterly basis to ensure that the assets held in trust are sufficient to meet Darwin’s obligations to the Capitol Companies pertaining to the reinsurance agreements between the Capitol Companies and Darwin. The investments held in the trusts had a market value of $219,971 as of March 31, 2007 and are included in total investments on the Condensed Consolidated Balance Sheets.
(4) Loss and LAE Reserves
     The following table provides a reconciliation of the beginning and ending loss and LAE reserves, net of reinsurance, as shown in the Company’s condensed consolidated financial statements for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Gross reserves balance at January 1,	$263,549	$138,404
Less reinsurance recoverables on unpaid losses	(96,258)	(51,229)

Net reserves balance at Janaury 1,	167,291	87,175
Incurred losses and LAE, net of reinsurance, related to:
Current period	26,303	19,264
Prior periods	(833)	—

Total loss and LAE incurred	25,470	19,264

Paid losses and LAE, net of reinsurance, related to:
Current period	644	418
Prior periods	5,696	2,021

Total paid losses and LAE	6,340	2,439

Net reserve balance at March 31,	186,421	104,000
Plus reinsurance recoverables on unpaid losses	106,252	62,486

Gross reserves balance at March 31,	$292,673	$166,486

     Darwin continually reviews its loss and LAE reserves and the related reinsurance recoverable. Differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed. The actuarial estimates are based on industry claim experience and our own experience and consider current claim trends and premium volume, as well as social and economic conditions. While Darwin has recorded its best estimate of loss and LAE reserves as of March 31, 2007 and 2006, it is possible these estimates may materially change in the future.
     Losses and LAE incurred have increased over the prior year three months ended March 31, 2006 due to the expected losses on the increased premiums earned, offset by actual and anticipated reinsurance recoveries (including a provision for recoveries on incurred but not reported losses) on the expected losses. The increase in gross and net loss and LAE reserves for the three months ended March 31, 2007 primarily reflects increased net premiums earned for all lines of business and limited paid loss activity for the current and prior accident years. These increases are offset by a reduction in prior year losses and LAE incurred of $833 for the three months ending March 31, 2007 due to net favorable development on loss and

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
LAE reserves recorded for accident year 2004. Loss and LAE emergence on the 2004 accident years has been more favorable than anticipated compared to when the original gross and net loss reserves were established. For the three months ended March 31, 2006, the Company did not have any development on prior year incurred losses and LAE. At the time of the acquisition in 2005, Darwin Select had outstanding gross loss and LAE reserves of $6,693 which were 100% reinsured by the seller and are fully collateralized. As of March 31, 2007, $1,035 in gross loss and LAE reserves pertaining to the seller of Darwin Select remained outstanding. These reserves are 100% reinsured by the seller and are fully collateralized.
(5) Credit Facility
     On March 23, 2007, Darwin entered into a three-year secured credit agreement (“Credit Agreement”), which provides commitments for revolving credit loans in an aggregate principal amount of up to $25,000. The loan is secured by the common stock of Darwin Group. Borrowing under the Credit Agreement is intended to be used for general corporate purposes and for strategic merger and acquisition purposes. The cost of funds drawn down would be at an annual interest rate of LIBOR + 112.5 basis points. The Credit Agreement also has a commitment fee of 0.25% per annum for any unused amount of the aggregate principal amount. The Credit Agreement contains certain covenants requiring DPUI to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0, a covenant limiting DPUI’s debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. Darwin must also have a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. At March 31, 2007, Darwin was in full compliance with the credit Agreement’s requirements and restrictions. There were no borrowings under the Credit Agreement as of March 31, 2007.
(6) Capital Stock
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
(7) Share-Based Compensation
     The Company has four share-based payment plans for employees and non-employee directors: the 2003 Restricted Stock Plan (as amended November 2005), the 2006 Stock Incentive Plan, the 2006 Employees’ Restricted Stock Plan and the 2006 Stock and Unit Plan for Non-employee Directors (Directors Plan), which are described below.
     The Company has recorded total share-based compensation expense of $390 for the three months ended March 31, 2007. During the same period, a deferred tax benefit of $156, related to the stock-based compensation expense was recorded. DPUI did not incur any stock-based compensation expense for the three months ended March 31, 2006.
     There were no grants made or shares vested under the 2003 Restricted Stock Plan and 2006 Employee Restricted Stock Plan in the three months ended March 31, 2007 and there were minor forfeitures under the 2006 Employee’s Restricted Stock Plan in the period. The Darwin 2006 Stock Incentive Plan granted stock options and restricted stocks during the three months ended March 31, 2007 with activity for the period and related outstanding shares at March 31, 2007 as follows:

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Three Months Ended March 31, 2007
	Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
		Exercise		Vesting
	Shares	Price	Shares	Value
Outstanding at beginning of year	164,006	$16.00	4,816	$22.69
Granted	92,316	$25.30	37,291	$25.30
Exercised or vested	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	256,322	$19.35	42,107	$24.24

     In February 2007, the Company granted, under the terms of the 2006 Stock Incentive Plan, non-qualified stock options and restricted stock. The options are exercisable for ten years from the date of grant and vest at an annual rate of 25% on each anniversary of the grant date, provided that the option holder is still employed by DPUI. The fair value of the options granted was estimated at $10.22 per share on the date of the grant using the Black-Scholes option pricing model. The expected term is based on the vesting period “simplified” method or 6.25 years. The stock price volatility for the award was 30.4%, an estimate based on the average stock price volatility data for the expected term for similar property and casualty companies. The risk-free interest rate assumption is based on the 6.25 year U.S. Treasury note for the expected term, which was 4.72%. The Company does not anticipate paying dividends for any of the years. The restricted shares were granted to certain employees at a fair market value of $25.30 per share, the closing price on the grant date. The terms for most of the awards provide for vesting over a four-year period from the date of grant, with 50% of the restricted shares vesting on the third anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the fourth anniversary of the date of grant.
     For the three months ended March 31, 2007, under the Directors Plan there was a grant of share units for a new director and forfeited restricted stock and share units for a resigning director. The Directors Plan had 13,863 share units vested and 2,787 share units unvested and 10,000 restricted shares unvested as of March 31, 2007.
(8) Earnings Per Share

	Three Months Ended
	March 31,
	2007	2006
Net earnings-numerator for basic and diluted earnings per share	$5,220	$2,788

Pro forma weighted average common shares outstanding- denominator for basic earnings per share	16,126,882	—

Effect of dilutive securities:
Series B Convertible Preferred Stock	—	14,850,000
Restricted stock	936,224	1,505,625
Share units	11,624	—

Weighted average common shares outstanding-denominator for dilutive earnings per share	17,074,730	16,355,625

Basic earnings per share	$0.32	$—

Dilutive earnings per share	$0.31	$0.17

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
     The weighted average common shares outstanding for basic earnings per share reflects no common shares outstanding for the three months ended March 31, 2006, as all of the outstanding shares of common stock were unvested restricted stock. In connection with the Company’s reorganization as of January 1, 2006, DPUI issued 197,178 shares of Series B Convertible Preferred Stock to Alleghany in exchange for all of the common stock of Darwin Group, Inc. In addition, Alleghany exchanged its 6,600,000 shares of DPUI common stock for 9,560 shares of DPUI Series A Preferred Stock, The diluted earnings per share calculation assumes the conversion of the Series B Convertible Preferred Stock into 14,850,000 shares of common stock and the dilutive effect of the 1,505,625 shares of restricted common stock.
(9) Comprehensive Income
     The Company’s total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2007	2006
Net earnings	$5,220	$2,788
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax expense (benefit) of $57 and $(723)	98	(1,234)
Reclassification adjustment for losses included in income, net of tax expense (benefit) of $0 and $(4)	—	(7)

Unrealized gains (losses) on investment	98	(1,240)

Total comprehensive income	$5,318	$1,548

(10) Income Taxes
     For the three months ended March 31, 2007, the Company recorded a tax expense of $2,304, or a consolidated estimated annual tax rate of 30.6%, compared to a tax expense of $1,332, or a consolidated tax rate of 32.3%, for the three months ended March 31, 2006. The lower consolidated tax rate for the period in 2007 compared to 2006 was primarily attributable to an increase in investment income received on tax-exempt municipal securities.
(11) Related Party Transactions
     In connection with the business produced by DPUI and written on policies of the Capitol Companies, the parties have entered into a management service agreement under which DPUI provides underwriting, management, administration, claims settlement and reinsurance settlement services for the Capitol Companies on this business in exchange for management fees paid by the Capitol Companies to DPUI. The total amount of these fees was $4,791 and $10,594 for the three months ended March 31, 2007 and 2006, respectively, which because of the reinsurance agreements are eliminated in consolidation.
     Darwin’s condensed consolidated statement of operations reflects fees due to the Capitol Companies for the use of policies of the Capitol Companies for the underwriting of its business. These fees were $118 and $94 for the three months ended March 31, 2007 and 2006, respectively. Effective January 1, 2006, such fees payable are calculated as 0.5% of premiums written in 2006 by Darwin on policies issued by the Capitol Companies and effective January 1, 2007, this fee increased to 3.0% of premiums written by Darwin on policies issued by the Capitol Companies. Beginning January 1, 2006, Darwin reimbursed the Capitol Companies separately for premium taxes and guaranty assessment fees. The reimbursement expenses incurred were $172 and $181 for the three months ended March 31, 2007 and 2006, respectively.
     Certain of Darwin’s expenses, primarily its directors and officers liability insurance and its audit fees, have been paid directly by Alleghany and then reimbursed by Darwin to Alleghany. Darwin reimbursed Alleghany for expenses of $50 and $49 in connection with these charges for the three months ended March 31, 2007 and 2006, respectively.
     Up until the time of its initial public offering on May 18, 2006, Darwin had filed a consolidated federal income tax return with its ultimate parent, Alleghany. For the periods subsequent to its initial public offering, Darwin is required to file its own

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
federal income tax return. Darwin did not make any payments to Alleghany for federal taxes during the three months ended March 31, 2006.
(12) Segments
     Darwin’s specialty liability insurance operations comprise one business segment. Management organizes the business around the professional specialty liability insurance market and related products. Our Chief Operating Decision Maker (President and Chief Executive Officer) reviews results and operating plans and makes decisions on resource allocations on a company-wide basis. The Company’s specialty liability insurance business is produced through brokers, agents and program administrators throughout the United States.
     Net premiums earned for the three lines of business is not available as the Company purchases reinsurance that covers parts of more than one line of business, and the Company does not allocate reinsurance costs to each line of business. In addition, as reinsurance costs and structure vary by treaty and the underlying risks and limit profiles of the various products differ, a pro rata allocation of reinsurance across each line of business would not be representative of the actual cost of reinsurance for the line of business. As a result, the net premiums written and earned may not be proportional to the gross premiums written and earned. The following table presents the Company’s three specialty liability products’ gross premiums written and earned for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
Gross premiums written:
Directors and Officers	$8,838	$8,206
Errors and Omissions	42,803	30,840
Medical Malpractice Liability	22,637	20,838

Total	$74,278	$59,884

Gross premiums earned:
Directors and Officers	$10,010	$8,515
Errors and Omissions	29,717	17,566
Medical Malpractice Liability	22,777	19,151

Total	$62,504	$45,232

(13) Contingencies
     DPUI is subject to routine legal proceedings in the normal course of operating our business. The Company is not involved in any legal proceeding which the Company believes could reasonably be expected to have a material adverse effect on its business, results of operations or financial condition.
     The Company leases certain facilities and equipment under long-term lease agreements.
(14) Dividends
     The Company’s insurance subsidiary, DNA, received approval from the Delaware Insurance Department to pay DPUI an extraordinary dividend of $3,500 on February 28, 2007, which was paid to DPUI in March 2007.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes included herein. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited December 31, 2006 Consolidated Financial Statements and Notes thereto, as presented in our Annual Report on Form 10-K, as filed on February 28, 2007 with the Securities and Exchange Commission (SEC), for an expanded company history, a detailed discussion of risk factors that may affect our business and other additional information.
Note on Forward-Looking Statements
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
     Factors that could cause actual events or results to differ materially from our forward-looking statements include, but are not limited to, the following: global economic conditions which could affect the market for specialty liability insurance generally as well as alter the intensity of competition within our markets; changes in the laws, rules and regulations which apply to our insurance companies and which affect how they do business; effects of newly-emerging claim and coverage issues on our insurance businesses, including adverse judicial decisions or regulatory rulings; unexpected loss of key personnel or higher-than-anticipated turnover within our staff; effects of rating agency policies and practices which could impact our insurance companies’ claims paying and financial strength ratings; market developments affecting the availability and/or the cost of reinsurance, including changes in the recoverability of reinsurance receivables; impact on financial results of actual claims levels’ exceeding our loss reserves, or changes in what level of loss reserves is estimated to be necessary; impact of industry changes required as a result of insurance industry investigations by state and federal authorities; developments within the securities markets which affect the price or yield on investment securities we purchase and hold in our investment portfolio; our inability for any reason to execute announced and/or future strategic initiatives as planned; and other factors identified in filings with the SEC, including the risk factors set forth in our Annual Report on Form 10-K (the “2006 Form 10-K”), as filed with the SEC on February 28, 2007.
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

     In February 2004, Alleghany formed Darwin Group, Inc. (“Darwin Group”), a wholly-owned subsidiary of Alleghany, in order to acquire DNA, an admitted insurance company domiciled in Delaware, from Aegis Holding, Inc., a subsidiary of Associated Electric & Gas Insurance Services Limited. At the time of acquisition, DNA (then named U.S. Aegis Insurance Company) was licensed in 40 states. As of April 30, 2007, DNA was licensed in 48 jurisdictions (including the District of Columbia) and was eligible to write on a surplus lines basis in one additional state (Arkansas).
     In May 2005, Darwin Group, through its subsidiary DNA, acquired Darwin Select, a surplus lines insurance company (then named Ulico Indemnity Company) domiciled in Arkansas from Ulico Casualty Company, a subsidiary of ULLICO Inc. As of April 30, 2007, Darwin Select was licensed to write insurance in Arkansas and was eligible to operate on a surplus lines basis in 46 additional states.
Ongoing Arrangements with the Capitol Companies
     As described above, DPUI initially was formed as an underwriting manager for the Capitol Companies. Until DNA and Darwin Select obtained independent ratings of “A—” (Excellent) in November 2005, almost all of the business produced by DPUI was issued on policies of the Capitol Companies. Since DNA and Darwin Select obtained independent ratings from A.M. Best, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our business on policies issued by DNA or Darwin Select, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. These policies are written by the Capitol Companies pursuant to the underwriting management agreements currently in effect and are fully reinsured by DNA. During the third quarter of 2006, DNA collateralized reinsurance payables to the Capitol Companies with the establishment of reinsurance trusts which are required in the future to be funded at 100% of the reinsurance payables outstanding. The trusts balances are reviewed and adjusted, if necessary, on a quarterly basis.
     For the year ended December 31, 2006, we wrote gross premiums of $65.8 million (26.7% of our total gross premium written) through the Capitol Companies arrangement. Of this amount, $32.8 million (49.8% of the total) related to business written through the Capitol Companies because the business was in a state where our insurance company subsidiaries were not then licensed or eligible to write business, and $33.0 million (50.2%) related to business where our insured required a policy from an A.M. Best “A” rated carrier. During the first three months of 2007, $11.2 million, or 15.1% of the total gross premiums underwritten by DPUI, was written on policies of the Capitol Companies. Of this amount, approximately $4.1 million was written in jurisdictions where our insurance company subsidiaries were not licensed or eligible to write business as of March 31, 2007 and approximately $7.1 million was due to certain of our insureds requiring policies issued by an insurer with an A.M. Best rating of “A” (Excellent).
     We expect that our issuance of policies written on the Capitol Companies for the insureds who require an A.M. Best rating of “A” (Excellent) will continue so long as our rating is “A—” (Excellent). To date, most of the insureds in this category are public companies purchasing D&O insurance. The following table indicates the amount of public D&O gross premiums written in each of the periods presented as a percentage of total gross premiums written for such period. Management believes that public D&O is the most rating sensitive class of business that we write and, accordingly, that it provides the best available indicator of our level of rating sensitive business.

	Three Months ended
	March 31,
	2007	2006
	(Dollars in millions)
Public D&O Gross Premiums Written	$5.1	$6.1
Total Gross Premiums Written	$74.3	$59.9
Percentage of Total Represented by Public D&O	6.9%	10.2%

     While our public D&O writings have declined as a percentage of our total writings and our percentage of business written on the Capitol Companies has decreased accordingly, we still believe we will need to write a portion of this business on the Capitol Companies paper in the future.
     We do expect that our issuance of policies written on the Capitol Companies in jurisdictions where our insurance companies are not currently licensed or eligible to write business will decrease as we obtain required licenses or approvals in the various jurisdictions. The following tables show the actual or anticipated filing month of our applications in these jurisdictions by insurance company subsidiary and state as of April 30, 2007:
DNA

Actual
Application
State	Filing Month
California	October 2006
Wyoming	September 2006
Darwin Select

Actual or
Anticipated
Application
State	Filing Month
Louisiana	May 2007
New Hampshire	Not approved (1)
New Mexico	February 2007
New York	Not approved (2)

(1)	In October 2006, the Company’s application for surplus lines eligibility was denied by the New Hampshire Insurance Department for not having a long enough stand-alone operating history. The New Hampshire Insurance Department indicated that it requires companies to have been in business a minimum of five years. DPUI wrote approximately $17.9 thousand and $128.9 thousand of gross premiums on policies of the Capitol Companies in New Hampshire for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively, because Darwin Select was not eligible to write business in that state.

(2)	In August 2006, the Company’s application for surplus lines eligibility was denied by the Excess Lines Association of New York, for reasons associated with operating losses that had occurred during Darwin Select’s predecessor ownership. The association indicated that it is agreeable to reviewing this decision with an updated application and meeting with the Company’s senior management to discuss the application. DPUI wrote approximately $1.6 million and $8.5 million of gross premiums on policies of the Capitol Companies in New York for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively, because Darwin Select was not eligible to write business in that state.
     The timing of the approval of these applications is within the discretion of the various state insurance authorities, and we can provide no assurance as to when, or if, these approvals will be obtained.
     Darwin and the Capitol Companies have received regulatory approval from the insurance departments of the relevant states for certain changes to the fee arrangements between Darwin and the Capitol Companies that were agreed to in connection with the Reorganization. The fees charged to Darwin for the issuance of Capitol Companies’ policies in respect of business produced by DPUI are 0.5% of gross premiums written on policies of the Capitol Companies in 2006, and 3.0% thereafter. During the three months ended March 31, 2007 and 2006, Darwin incurred fees on gross premiums written of $0.3 million and $0.1 million, respectively. In addition, under the new fee arrangements, Darwin is required to reimburse the Capitol Companies for direct expenses that they incur in connection with the issuance of such policies, such as premium taxes and guaranty association assessments. Pursuant to the expense reimbursement arrangements, Darwin incurred direct expenses in connection with the business written on policies of the Capitol Companies of $0.2 million in the first three months of 2007.
     The initial term of the underwriting management agreements between DPUI and the Capitol Companies extends until May 31, 2007 and thereafter renews on an annual basis. However, either party may terminate effective upon an expiration date (whether May 31, 2007 or a subsequent May 31), provided that the terminating party provides 60 days prior notice of termination. Neither party has given a notice of termination effective May 31, 2007. In addition, a Capitol Company may terminate at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in

DPUI or upon a sale of all or substantially all of the assets of DPUI to a person other than Alleghany or an affiliate of Alleghany. DPUI may terminate its underwriting management agreement with a Capitol Company at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in the subject Capitol Company or upon a sale of all or substantially all of the assets of the subject Capitol Company to any person other than Alleghany or an affiliate of Alleghany.
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
     The Company’s condensed consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.
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
     For each line of business, Darwin uses two methodologies. These methodologies are generally accepted actuarial methods for estimating IBNR and are as follows:
     1) The Bornhuetter-Ferguson (“B-F”) methodology. This methodology utilizes:
a) Darwin’s initial expected loss ratio. Darwin selects this ratio based primarily on historical insurance industry results. “Loss ratio” means the ratio of loss and ALAE to premiums earned.
b) Expected reporting and development patterns for losses and ALAE. We utilize historical insurance industry results for Darwin’s product lines of insurance.
c) Darwin’s actual reported losses and ALAE.
The B-F method blends actual reported losses with expected losses based on insurance industry experience.
2) The Expected Loss Ratio Methodology. This methodology applies the expected loss and ALAE ratio to premiums earned (which is the portion of property and casualty premiums written that apply to the expired portion of the policy term). Darwin’s selected expected loss and ALAE ratios under this method are based primarily on historical insurance industry results adjusted for price and loss trends by product line.
     Darwin believes that both of the methodologies used are well-suited to Darwin’s relatively short history and low level of reported losses and ALAE, and we utilize an actuarial weighting of the two methodologies. The weighting relies predominantly on the Expected Loss Ratio methodology, which has generally produced higher reserve estimates, but allows the B-F methodology to have a modest impact on our ultimate loss estimates initially. The weighting of the B-F methodology will increase over time as Darwin’s actual loss and ALAE history becomes more mature and as the volume of business Darwin writes reaches levels where actuarial projections relying on this data are statistically credible.
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

     The weight applied to the B-F indication for each experience year is 0% at 12 months of maturity and increases to 100% at 72 months of maturity. For example, losses reported to Darwin during 2004:
- Are at 12 months of maturity when evaluated on 12/31/04. The B-F indications would receive 0% weighting.
- Are at 36 months of maturity when evaluated on 12/31/06. The B-F indications would receive 30% weighting.
- Are at 72 months of maturity when evaluated on 12/31/09. The B-F indication would receive 100% weighting.
     Complimentary weights are applied to the Expected Loss Ratio methodology for each experience year. This is designed to provide both stability (Expected Loss Ratio method) and moderate responsiveness (B-F method) in determining loss and ALAE reserves. For the three months ended March 31, 2007, the impact of the actuarial weighting methodology and management judgment was a reduction of $833 thousand, or 0.5%, of the total March 31, 2007 net loss and ALAE reserves, reflecting continuing favorable loss and ALAE emergence for the 2004 accident year. For the 2005 accident year, the Company made adjustments to the gross loss and ALAE reserves between lines of business, with no overall impact to the net reserves for the accident year, therefore, no income statement effect.
     As mentioned above, ULAE represents claim-related expenses that do not arise from and cannot be assigned to specific claims, such as the general expense of maintaining an internal claims department. In the fourth quarter of 2006, we revised our methodology for calculating the ULAE reserve. Darwin’s experience had matured to the point that we adopted a generally accepted methodology that assumes that (1) 50% of ULAE is incurred when a claim is first reported, analyzed and a case reserve is established, and (2) the remaining 50% of ULAE is incurred over the life of the claim. The ULAE reserve is now determined by applying a fixed percentage to 50% of our loss and ALAE case reserves and 100% of our loss and ALAE IBNR reserves. We selected a fixed percentage of 3.2% based on our analysis of insurance industry averages.
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
     Darwin could be exposed to losses resulting from a significant liability event, such as an unexpected adverse court decision that impacts multiple insureds, or the occurrence of an unusually high number of liability losses in one reporting period. Such events could have a material adverse impact on Darwin’s results during such period, and such impact may not be mitigated by the Company’s current reinsurance structure. In general, liability claims are susceptible to changes in the legal environment, such as changes in laws impacting claims or changes resulting from judicial decisions interpreting insurance contracts. However, it is often difficult to quantify the impact that such changes in the environment might have on Darwin’s reserves. Not all environmental changes are necessarily detrimental to Darwin’s loss ratio and reserves. For example, recent medical malpractice tort reform legislation at the state level could result in mitigation of loss which, if not offset by significant reductions in price levels, would result in improvement in Darwin’s loss and LAE ratio.
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
     Regarding changes in price levels, for the first three months of 2007 compared to the first quarter of 2006, Darwin experienced average price decreases of 8.8% and 2.5%, respectively, across its product lines. These decreases follow several years of industry price increases in lines of business that Darwin writes and we believe they are not unusual during the insurance pricing cycle. Without mitigating factors, such as favorable loss emergence, such reductions in prior price levels could result in a commensurate increase in the expected loss and LAE ratio that is utilized in actuarial methodologies.
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
     Darwin establishes its best estimate for liabilities for loss and LAE reserves. Because of the high level of uncertainty regarding the setting of liabilities for loss and LAE reserves, it is the practice of Darwin to engage, at least annually, an outside actuary to evaluate and opine on the reasonableness of these gross and net liabilities. Based on the Company’s analyses and the external actuarial opinions as of December 31, 2006, management believes that the reserves for loss and LAE established as of December 31, 2006 and March 31, 2007 are adequate and represent the best estimate of Darwin’s liabilities. For December 31, 2006, our external actuaries issued unqualified statements of actuarial opinion as to the reasonableness of the reserves for each of DNA and Darwin Select. These unqualified statements were filed with the insurance departments of the respective states of domicile of DNA and Darwin Select (Delaware and Arkansas). The statements of actuarial opinion issued by our external actuaries indicate that the opinions may be relied upon only by the DNA, Darwin Select and the insurance departments of the various states with which the companies file annual statutory statements.
     Darwin is unable at this time to determine whether additional loss and LAE reserves, which could have a material impact upon its financial condition, results of operations and cash flows, may be necessary in the future.
     The following tables show the breakdown of our reserves between case reserves, IBNR reserves and ULAE reserves both gross and net of reinsurance:
Gross Loss and LAE Reserves

	At March 31, 2007				At December 31, 2006
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)
Other liability, claims-made	$19,873	$153,059	$4,555	$177,487	$17,779	$135,938	$3,931	$157,648
Other liability, occurrence	10	2,317	63	2,390	—	1,725	47	1,772
Medical Malpractice Liability, claims-made	16,132	92,539	4,125	112,796	15,334	84,952	3,843	104,129

Total	$36,015	$247,915	$8,743	$292,673	$33,113	$222,615	$7,821	$263,549

Percentage of total gross reserves	12.3%	84.7%	3.0%	100.0%	12.6%	84.4%	3.0%	100.0%
Loss and LAE Reserves, Net of Reinsurance

	At March 31, 2007				At December 31, 2006
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
Other liability, claims-made	$14,048	$95,963	$4,378	$114,389	$14,653	$82,887	$3,895	$101,435
Other liability, occurrence	10	1,835	63	1,908	—	1,364	47	1,411
Medical Malpractice Liability, claims-made	13,428	52,571	4,125	70,124	12,556	48,046	3,843	64,445

Total	$27,486	$150,369	$8,566	$186,421	$27,209	$132,297	$7,785	$167,291

Percentage of total net reserves	14.7%	80.7%	4.6%	100.0%	16.3%	79.0%	4.7%	100.0%
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
     The tables below present the potential changes in Darwin’s gross loss reserves as of March 31, 2007 (assumes no benefit from reinsurance), before and after the effect of tax, that could result based upon changes of the key assumptions underlying our selected loss reserving methodologies:
Pre-Tax

	Change in Loss
	Development / Emergence
	5% Average		5% Average
Change in Expected Loss and LAE Ratio	Decrease	No Change	Increase
	(Dollars in thousands)
5 percentage point increase	$8,488	$18,438	$27,511
No change	(9,366)	—	8,488
5 percentage point decrease	(27,219)	(18,438)	(10,536)
After-Tax (Assumes a 35% tax rate)

	Change in Loss
	Development / Emergence
	5% Average		5% Average
Change in Expected Loss and LAE Ratio	Decrease	No Change	Increase
	(Dollars in thousands)
5 percentage point increase	$5,517	$11,985	$17,882
No change	(6,088)	—	5,517
5 percentage point decrease	(17,692)	(11,985)	(6,849)
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
     Reinsurance and Reinsurance Recoverables. Darwin purchases third party treaty reinsurance for substantially all of its lines of business. Treaty reinsurance provides protection over entire classes or lines of business. On a limited basis, Darwin has purchased facultative reinsurance (which is reinsurance obtained on a case-by-case basis for all or part of the insurance with respect to a single risk, exposure, or policy) to provide reinsurance protection on individual risks. Accounting for reinsurance contracts is complex and requires a number of significant judgments and estimates to be made regarding the calculation of amounts payable to reinsurers, amounts recoverable from reinsurers and the ultimate collectibility of those reinsurance recoverables from reinsurers. In addition, significant judgments are required in the determination of the compliance with overall risk transfer provisions that determine the accounting for reinsurance. These judgments and estimates are critical accounting estimates for Darwin.
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
     In conjunction with the renewal of our major reinsurance treaties, effective April 1, 2007 Darwin restructured its reinsurance program. For the company’s medical business, it has eliminated the variable-rated aspect of its reinsurance program and standardized the retention to $1 million for all classes of the medical malpractice business. Darwin has secured a $10 million in excess of $1 million cessions treaty. Darwin was able to increase our ceding commission by 1.5% to 24% and added the clinical trials business as a covered class of business. Darwin’s participation in this treaty remains at 15%.
     For the non-medical business, Darwin entered into a tiered excess of loss program with varying ceding commission rates. The first tier is a $3 million excess of $2 million, flat rated excess cession treaty with a 26% ceding commission and a loss cap equal to 275% of ceded premium. In addition, the company placed a $5 million in excess of $5 million ($10 million in excess of $5 million for A-side D&O) flat rated excess cession treaty with a 25% ceding commission and a loss cap equal to 275% of ceded premium. Darwin’s participation in the first layer is 25% and its participation in the second layer is 17.5%. Darwin was able to expand the covered classes to certain of our target business segments (e.g. increased size of tech exposures we can write, expanded financial institutions for certain hedge funds, etc.). Reinsurance remains a key part of our business strategy and management believes that it has positioned the company well with the restructured treaties as part of this renewal.
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
     Deferred Taxes. Up until the time of its initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent, Alleghany. For the periods subsequent to its initial public offering Darwin is required to file its own federal income tax return. Alleghany has informed us that it will include the Darwin results from January 1, 2006 through May 18, 2006 in the parent’s December 31, 2006 consolidated tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2007, net deferred tax assets of $9.9 million were recorded. At March 31, 2007, gross deferred tax assets were $16.1 million and gross deferred tax liabilities were $6.2 million. The net deferred asset at December 31, 2006 was $8.7 million, with gross deferred tax assets of $14.2 million and gross deferred tax liabilities of $5.5 million.
     Darwin regularly assesses the recoverability of its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In addition, management considers whether or not the net operating loss carryforwards generated on a separate return basis can be utilized by Darwin to reduce or eliminate our obligation to pay Alleghany the current federal income tax, generated on a separate return basis, that we are obligated under our tax sharing agreement with Alleghany to pay in respect of our taxable income earned prior to the date of our initial public offering. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible as well as our 2006 taxable income on a separate return basis earned prior to the completion of our initial public offering, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near or longer term, if estimates of future taxable income during the carryforward period are reduced.
     The critical accounting estimates described above should be read in conjunction with Darwin’s other accounting policies as they are described in Note 2 to the December 31, 2006 consolidated financial statements presented in our Annual Report on 2006 Form 10-K. The accounting policies described in Note 2 require Darwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, but do not meet the level of materiality required for a determination that the accounting policy is a critical accounting policy. On an ongoing basis, Darwin evaluates its estimates, including those related to the value of long-lived assets, bad debts, deferred insurance acquisition costs, and contingencies and litigation. Darwin’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
   New Accounting Standards
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature of coverage within a contract. SOP 05-1 is effective in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Darwin has adopted SOP 05-01 as of January 1, 2007, and the implementation did not have any material impact on our operations or financial condition.
     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 (SFAS No. 155), Accounting for Certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Darwin has adopted the provisions of this statement as of January 1, 2007, and the implementation did not have any material impact on the Company’s results of operations or financial condition.
     In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted the provisions of this Interpretation as of January 1, 2007, and the implementation did not have a material impact on its results of operations or financial condition.
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
     In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company does not anticipate that this standard will have any material impact on our results of operations and financial condition.

Condensed Consolidated Results of Operations
     The following table sets forth our consolidated results of operations and underwriting results (dollars in thousands). All significant inter-company accounts and transactions have been eliminated.

	Three Months Ended
	March 31,		% Change
	2007	2006	2007 vs 2006
	(Dollars in thousands)
Insurance Revenues:
Gross premiums written	$74,278	$59,884	24.0%
Ceded premiums written	(25,336)	(23,096)	9.7%

Net premiums written	48,942	36,788	33.0%
Increase in unearned premiums	(8,945)	(9,484)	(5.7)%

Net premiums earned	39,997	27,304	46.5%
Net investment income	5,239	3,360	55.9%
Realized investment gains (losses)	—	(10)	*

Total revenues	45,236	30,654	47.6%

Costs and Expenses:
Losses and loss adjustment expenses incurred	25,470	19,264	32.2%
Commissions and brokerage expenses	5,180	2,632	96.8%
Other underwriting, acquisition and operating expenses	6,485	4,479	44.8%
Other expenses	577	159	262.9%

Total costs and expenses	37,712	26,534	42.1%

Earnings before income taxes	7,524	4,120	82.6%

Income tax expense	2,304	1,332	73.0%

Net earnings	$5,220	$2,788	87.2%

			Change
			2007 vs 2006
Underwriting ratios to net premiums earned:
Loss ratio (1)	63.7%	70.6%	(6.9)%

Commissions and brokerage expense ratio (2)	13.0%	9.6%	3.4%
Other underwriting, acquisition and operating expense ratio (3)	16.1%	16.4%	(0.3)%

Total expense ratio (4)	29.1%	26.0%	3.1%

Combined ratio (5)	92.8%	96.6%	(3.8)%

Net premiums written/gross premiums written	65.9%	61.4%	4.5%

Net premiums earned/net premiums written	81.7%	74.2%	7.5%

*	Denotes not meaningful.

(1)	Loss ratio is calculated by dividing total incurred losses and loss adjustment expenses by net premiums earned.

(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.

(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.

(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.
   Quarter-ended March 31, 2007 Compared to Quarter-ended March 31, 2006
     Net earnings. Darwin reported net earnings of $5.2 million for the quarter ended March 31, 2007 compared to $2.8 million for the quarter ended March 31, 2006, an increase of 87.2%. The increase in net earnings is primarily due to significant increases in net premiums earned (which is the portion of net premiums written that is recognized for accounting purposes as income during a period) and net investment income partially offset by an increase in total costs and expenses for 2007 compared to 2006. Darwin reported a combined ratio of 92.8% for the quarter ended March 31, 2007 compared with a combined ratio of 96.6% for the quarter ended March 31, 2006. The improvement in the combined ratio primarily reflects more favorable loss experience for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. This was partially offset by a higher expense ratio which increased to 29.1% for the quarter ended March 31, 2007 from 26.0% for the quarter ended March 31, 2006. Additionally, for the quarter ended March 31, 2007, Darwin recognized approximately $1.2 million in earnings ($0.8 million, net of tax), from the change in estimate of prior quarter loss reserves and the corresponding ceded premium, related to the 2004 accident year. Darwin’s net investment income increased to $5.2 million for the quarter ended March 31, 2007 compared to $3.4 million for the quarter ended March 31, 2006 as a result of an increase in average invested assets and an increase in our investment yield.
     Gross premiums written. Gross premiums written were $74.3 million for the quarter ended March 31, 2007 compared to $59.9 million for the quarter ended March 31, 2006, an increase of $14.4 million, or 24.0%. The increase in gross premiums written during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 reflects significant growth across all of Darwin’s lines of business. Of the $74.3 million of gross premiums written during the quarter ended March 31, 2007, $42.8 million was attributable to E&O business, $22.7 million was attributable to medical malpractice liability business and $8.8 million was attributable to D&O business.
     Our E&O gross premiums written increased by $12.0 million to $42.8 million for the quarter ended March 31, 2007, compared to $30.8 million for the quarter ended March 31, 2006. This increase resulted from the writing of new E&O policies for approximately $22.4 million and the renewal of policies for $20.4 million of gross premiums written for the quarter ended March 31, 2007. New business writings were primarily in our managed care, public officials, lawyers and insurance agents E&O classes of business. Darwin experienced a weighted average decrease in rate for our E&O liability renewal business in the first quarter of 2007 of approximately 9.8% when compared the first quarter of 2006. These decreases in rate were primarily the result of competitive pricing pressures in our managed care, lawyers and insurance agents E&O classes of business.
     Our medical malpractice liability premiums increased by $1.8 million to $22.7 million for the quarter ended March 31, 2007, compared to $20.8 million for the quarter ended March 31, 2006. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $14.3 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $8.3 million of medical malpractice liability premiums. Darwin experienced a weighted average decrease in rate for our medical malpractice liability renewal business in the first quarter of 2007 of approximately 4.8% when compared to the first quarter of 2006. These decreases in rate were also primarily the result of competitive pricing pressures in our medical malpractice business.
     Our D&O gross premiums written increased by $0.6 million to $8.8 million for the quarter ended March 31, 2007, compared to $8.2 million for the quarter ended March 31, 2006. This increase resulted from the writing of new policies for D&O gross premiums written of approximately $4.2 million, primarily for publicly-held companies with market capitalizations of less than $2 billion, and the renewal of policies for $4.6 million of gross premiums written for the quarter ended March 31, 2007. Darwin experienced a weighted average decrease in rate for our D&O liability renewal business in the first quarter of 2007 of approximately 11.8% when compared the first quarter of 2006. These decreases in rate were primarily the result of competitive pricing pressures in our private and public D&O classes of business.

     Ceded premiums written. Ceded premiums written were $25.3 million for the quarter ended March 31, 2007, compared to $23.1 million for the quarter ended March 31, 2006, an increase of $2.2 million or 9.7%. The ratio of ceded premiums written to gross premiums written was 34.1% for the quarter ended March 31, 2007 compared to 38.6% for the quarter ended March 31, 2006. Ceded premiums written were reduced for the quarter ended March 31, 2007 by $0.4 million due to the favorable adjustments for the 2004 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2004 accident year reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during accident year 2004. The decrease in ceded premiums written as a percentage of gross premiums written was attributable to the adjustment to ceded premiums described above and the growth in classes of business for which Darwin ceded lesser amounts under our reinsurance contracts.
     Net premiums written. Net premiums written were $48.9 million for the quarter ended March 31, 2007 compared to $36.8 million for the quarter ended March 31, 2006, an increase of $12.1 million or 33.0%. The growth in net premiums written is attributable to the growth in gross premiums written and mix of retained business.
     Net premiums earned. Net premiums earned were $40.0 million for the quarter ended March 31, 2007 compared to $27.3 million for the quarter ended March 31, 2006, an increase of $12.7 million or 46.5%. The increase in net premiums earned is attributable to the growth in net premiums written across all lines of business as described above. The ratio of net premiums earned to net premiums written was 81.7% for the quarter ended March 31, 2007 and 74.2% for the quarter ended March 31, 2006. The ratio of net premiums earned to net premiums written increased due to the decrease in the growth rate of net premiums written in the first three month of 2007 compared to growth rate of net premiums written for the same period in 2006.
     Net investment income and realized investment gains (losses). Net investment income increased to $5.2 million for the quarter ended March 31, 2007 compared to $3.4 million for the quarter ended March 31, 2006, an increase of $1.8 million, or 55.9%. The increase in net investment income was the result of an increase in average invested assets as of March 31, 2007 compared to March 31, 2006 and increased returns on the investments. The increase in average invested assets is primarily due to the cash flow from operations generated from the growth in our business. The increase in net investment income was also the result of an increase in our book investment yield. The book investment yield was 4.89% on investments held at March 31, 2007 as compared to 4.51% on investments held at March 31, 2006. The increase in book investment yield was primarily attributable to the investment in 2007 of the above-noted operating cash flows at market yields that were higher than the book yield on investments held at March 31, 2006. Darwin did not recognize any realized gains or losses in the first quarter 2007 compared to $10 thousand in realized losses in the first quarter of 2006.
     Losses and LAE incurred. Losses and LAE incurred was $25.5 million for the quarter ended March 31, 2007 compared to $19.3 million for the quarter ended March 31, 2006, an increase of $6.2 million or 32.2%. Losses and LAE incurred increased over the prior year first quarter due to the estimated losses on the increased premium volume in the first quarter of 2007 compared to the first quarter of 2006, offset by actual and anticipated reinsurance recoveries for the losses (including a provision for recoveries on IBNR losses and LAE). The increase in losses and LAE incurred primarily reflects increased net premiums earned across all of our lines of business. For the quarter ended March 31, 2007, Darwin recognized favorable loss development of $0.8 million net of anticipated reinsurance recoveries on accident year 2004. Darwin’s loss ratio for the quarter ended March 31, 2007 decreased to 63.7% compared to 70.6% for the quarter ended March 31, 2006. The decrease in the loss ratio for the quarter ended March 31, 2007 compared to the same period in 2006 was impacted significantly by the adjustments totaling $1.2 million ($0.8 million to net losses incurred and $0.4 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2004 accident year. The losses and LAE incurred for the first quarter 2006 did not include any adjustment for prior years. In addition, Darwin recorded a direct loss and LAE incurred ratio of 62.5% for the 2007 accident year, compared to a direct loss and LAE incurred ratio of 65% for the 2006 accident year. Both loss and LAE incurred ratios were chosen by data derived primarily from industry loss data.
     Commissions and brokerage expenses. Commissions and brokerage expenses were $5.2 million for the quarter ended March 31, 2007 compared to $2.6 million for the quarter ended March 31, 2006, an increase of $2.6 million or 96.8%. The increase in commissions and brokerage expenses is attributable to growth in net premiums earned. The ratio of commissions and brokerage expenses to net premiums earned increased to 13.0% for the quarter ended March 31, 2007 from 9.6% for the quarter ended March 31, 2006, primarily driven by increased business written on policies written through our program administrators at higher commission rates in 2007 than in 2006. In addition, Darwin raised its commission rates on new business during the first quarter of 2007. We estimate that this will increase commission expense by an average of 2% on our overall book of business.

     Other underwriting, acquisition and operating expenses. Other underwriting, acquisition and operating expenses were $6.5 million for the quarter ended March 31, 2007 compared to $4.5 million for the quarter ended March 31, 2006, an increase of $2.0 million or 44.8%. The increase is primarily attributable to an increase in personnel costs incurred to support the growth in premiums and general expenses incurred in connection with the expansion of our business. The ratio of other underwriting, acquisition and operating expenses to premiums earned decreased slightly to 16.1% from 16.4% for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.
     Darwin’s total expense ratio increased to 29.1% for the quarter ended March 31, 2007 compared to 26.0% for the quarter ended March 31, 2006. The increase in the total expense ratio for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 is primarily due to the increase in commission expenses in 2007 compared to 2006.
     Other expenses. Other expenses incurred were $0.6 million for the quarter ended March 31, 2007 compared to $0.2 million for the quarter ended March 31, 2006, an increase of $0.4 million or 262.9%. These expenses were primarily attributable to awards granted under Darwin’s Long-Term Incentive Plan (LTIP).
     Income tax expense. Income tax expense incurred was $2.3 million for the quarter ended March 31, 2007 compared to $1.3 million for the quarter ended March 31, 2006, an increase of $1.0 million. This increase was due to the increased profitability for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 30.6% for the quarter ended March 31, 2007 from 32.3% for the quarter ended March 31, 2006. The decrease in effective tax rate was attributable primarily to an increase in net investment income received on tax-exempt municipal securities.
Liquidity and Capital Resources
  DPUI Only
     General. Upon completion of our reorganization on January 1, 2006, DPUI became the ultimate parent of Darwin Group, DNA and Darwin Select. DPUI provides underwriting, claims, management, and administrative services to DNA and Darwin Select in exchange for management fees. The management fees are determined based upon agreements between DPUI and each of DNA and Darwin Select, which have been filed with and approved by the insurance departments responsible for regulatory oversight of each of such insurance companies. These agreements provide for payments to DPUI at a rate equal to 32.0% of gross premiums written on business produced by DPUI and written on the policy of the relevant insurance company or, if lower, in an allocable amount based upon the total operating expense actually incurred by DPUI. Additional payment to DPUI is due upon the achievement of profitability levels that would trigger a payout under our LTIP.
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
     DNA received approval from the Delaware Insurance Department to pay DPUI an extraordinary dividend of $3.5 million on February 28, 2007, which was paid to DPUI in March 2007.
     Darwin Select has approximately $2.3 million available in 2007 for ordinary dividends to DNA without prior regulatory approval. DNA would not be permitted to dividend this amount to DPUI. Darwin Select did not pay any dividends in the first three months of 2007 or in 2006.
     Credit Agreements. On March 23, 2007, Darwin entered into a three-year secured credit agreement (“Credit Agreement”) with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $25.0 million. The loan is secured by the common stock of Darwin Group. Borrowing under the Credit Agreement is intended to be used for general corporate purposes and potentially for strategic merger and acquisition purposes. The cost of funds drawn down would be at an annual interest rate of LIBOR + 112.5 basis points. The Credit Agreement also has a commitment fee of 0.25% per annum for any unused amount of the aggregate principal amount. The Credit Agreement contains certain covenants requiring DPUI to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0, a covenant limiting DPUI’s debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. Darwin must also have a minimum net worth equal to 80% of year end

December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. At March 31, 2007, Darwin was in full compliance with the Credit Agreement’s requirements and restrictions. There were no borrowings under the Credit Agreement as of March 31, 2007.
   Darwin Consolidated Financial Position
     Capital Resources. Total capitalization of stockholders’ equity increased to $223.6 million as of March 31, 2007 from $217.9 million as of December 31, 2006, an increase of $5.7 million or 2.6%. The increase was primarily due to the net income for the three months ended March 31, 2007 of $5.2 million, $0.4 million of stock-based compensation during the period and $0.1 million of unrealized gains after taxes on fixed maturity securities.
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
     Book Value Per Common Share. As of March 31, 2007, DPUI’s book value per common share was $13.08 per share and the tangible book value per common share was $12.66 per share. This compares to the book value per common share of $12.78 per share and the tangible book value per common share of $12.35 per share as of December 31, 2006. Tangible book value per common share is determine by dividing our tangible book value (total assets excluding intangible assets less total liabilities) by the number of our common shares outstanding on the date that the book value is determined. Management believes that the change in tangible book value per common share over time is an important indicator for investors as to the long-term common share value of the Company.
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
     For the three months ended March 31, 2007, there was a net decrease in cash of $21.8 million as the Company invested excess cash in fixed income securities and short-term investments. The Company purchased $57.4 million of short-term investments and fixed maturity securities during the three months ended March 31, 2007 with available cash balances and cash flow from operating activity. Cash flow from operating activities increased in the first three months of 2007 to $39.7 million compared to $23.4 for the first three months of 2006, due primarily to an increase in premium volume and limited paid loss activity on current and prior accident years. Cash flows used in investing activities increased in the first three months of 2007 to $61.5 million as compared to $27.5 million for the first three months of 2006 primarily due to the fact that in 2007 a greater amount of cash flows generated from operations and available cash balances were invested in our investment portfolio. The following table summarizes these cash flows for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities	$39,721	$23,401
Cash flows used in investing activities	(61,484)	(27,513)
Cash flows from financing activities	—	—

Net increase (decrease) in cash	$(21,763)	$(4,112)

     At March 31, 2007, we had cash, short-term investments and other investments of $472.7 million, including cash, short-term investments and fixed maturities due within one year of approximately $110.3 million and fixed maturities of $73.6 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represent 23.3% of Darwin’s total investment portfolio and cash balances at March 31, 2007. At December 31, 2006, we had cash, short-term investments and other investments of $426.3 million. Included in our December 31, 2006 portfolio were cash, short-term investments and fixed maturities due within one year of approximately $103.5 million and fixed maturities of $67.6 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represented 24.3% of Darwin’s total investment portfolio and cash balances at December 31, 2006. In accordance with our investment guidelines, our external investment manager has purchased longer-duration fixed maturities with these funds. We believe that cash generated by operations and cash generated by investments will provide sufficient sources of liquidity to meet our anticipated needs over the foreseeable future.
     Contractual Obligations. We have certain obligations to make future payments under contracts and commitments. At March 31, 2007, certain long-term aggregate contractual obligations and commitments were as follows:

			More Than	More Than
			1 Year But	3 Years But	More Than
Contractual Obligations	Total	Within 1 Year	Within 3 Years	Within 5 Years	5 Years
	(Dollars in thousands)
Operating lease obligations	$3,313	$637	$1,506	$1,170	$—
Other long-term liabilities reflected on consolidated balance sheet under GAAP(1)	3,332	361	2,923	48	—
Loss and LAE reserves	292,973	69,976	145,643	31,818	45,536

Total	$299,618	$70,974	$150,072	$33,036	$45,536

(1)	Other long-term liabilities primarily reflect Darwin’s long-term incentive plan obligations.
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
     Investments. We utilize a third-party investment manager, General Re-New England Asset Management, to manage our investments. We have provided our investment manager with investment guidelines and our Board of Directors reviews our investment performance and the investment manager’s compliance with our investment guidelines on a quarterly basis. We believe that we have a conservative approach to our investment and capital management strategy with an objective of providing a stable source of income and preserving capital to offset underwriting risk. We maintain an investment portfolio representing funds that have not yet been paid out as claims, as well as the capital we hold for our stockholders. As of March 31, 2007, our investment portfolio had a fair value of $467.6 million, an increase of $68.2 million over the December 31,

2006 investment portfolio fair value of $399.4 million. The increase in invested assets at March 31, 2007 when compared to December 31, 2006 was primarily due to cash flows from operations. Our investment portfolio consists of fixed maturities and short-term investment securities. We currently do not have any equity securities in our portfolio. The total return on fixed maturities for the quarter ended March 31, 2007 was 1.38%, compared to 0.56% for the same three month period in 2006.
     The following table presents the fair value amounts and percentage distributions of investments as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Fixed maturities securities:
U.S. Government and government agencies	$22,313	5.6%	$22,239	5.6%
State and municipal	154,946	38.8%	129,743	32.5%
Mortgage/asset-backed securities	118,978	29.8%	106,615	26.7%
Corporate and other	73,328	18.4%	71,249	17.8%

Total fixed maturities	$369,565	92.5%	$329,846	82.6%
Short term investments	98,043	24.5%	69,537	17.4%

Total investments	$467,608	117.1%	$399,383	100.0%

     The following table presents the book and tax-equivalent yields on our investments at March 31, 2007 and 2006:

	At March 31,
	2007	2006
Book yield on all investments	4.89%	4.51%

Tax-equivalent yield on all investments	5.51%	4.97%

     The table below compares total returns on our total investments to comparable public indices. While there are no directly comparable indices to our portfolio, the Lehman Intermediate Aggregate Bond Index is a widely used industry benchmark. Both our performance and the indices include changes in unrealized gains and losses.

	For the Three Months
	Ended March 31,
	2007	2006
Return on total investments	1.38%	0.56%

Lehman intermediate aggregate	1.57%	(0.25)%

     Our fixed-income portfolio is invested in investment grade bonds. The National Association of Insurance Commissioners (NAIC) assigns ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our fixed income portfolio by independent rating agency and comparable NAIC designations as of March 31, 2007 and December 31, 2006:

Financial		March 31, 2007		December 31, 2006
Strength	NAIC	Fair	%	Fair	%
Ratings (1)	Designation	Value	Total	Value	Total
		(Dollars in thousands)
AAA	1	$266,366	72.1%	$233,228	70.7%
AA +	1	13,688	3.7%	11,603	3.5%
AA	1	25,737	7.0%	21,278	6.5%
AA-	1	13,523	3.7%	10,180	3.1%
A+	1	9,822	2.7%	13,379	4.1%
A	1	18,985	5.1%	18,865	5.7%
A-	1	17,526	4.7%	17,403	5.3%
BBB+	2	3,426	0.9%	3,415	1.0%
BBB	2	492	0.1%	495	0.2%

Total fixed maturities		$369,565	100.0%	$329,846	100.0%

(1)	Ratings are the lowest rating assigned by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. Where not available from either rating agency, ratings are determined by other independent sources.
     The maturity distribution of fixed maturity securities held as of March 31, 2007 and December 31, 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2007		At December 31, 2006
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Due in one year or less	$7,122	1.9%	$7,106	1.9%
Due after one year through five years	73,602	19.9%	67,565	18.3%
Due after five years through ten years	51,742	14.0%	32,003	8.7%
Due after ten years	118,121	32.0%	116,557	31.5%
Mortgage backed securities	118,978	32.2%	106,615	28.8%

Total fixed maturities	$369,565	100.0%	$329,846	89.3%

     As of March 31, 2007, the average option adjusted duration of our fixed-income portfolio was 3.86 years compared to 3.99 years as of December 31, 2006. The decrease in our investment duration at March 31, 2007 is due to a significant increase in the portfolio from our cash flow from operations and our decision to invest in shorter term securities given the current interest rate environment. The concept of average option adjusted duration takes into consideration the probability of having the various option features associated with many of the fixed-income investments we hold exercised. Fixed maturity securities are frequently issued with call provisions which provide the option of adjusting the maturity of the security at the option of the issuer.
  Impairments of Investment Securities
     We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position and for fixed maturity securities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery.

     An investment in a fixed maturity security which is available for sale is impaired if its fair value falls below its amortized cost, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes a current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery. As of March 31, 2007, Darwin did not own any fixed maturity securities which were considered to be impaired.
     The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2007.

	March 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of investment	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
U.S. Government bonds	$245	$(5)	$9,326	$(109)	$9,571	$(114)
State and municipal bonds	44,714	(189)	1,908	(28)	46,622	(217)
Mortgage/asset-backed securities	46,721	(183)	1,574	(24)	48,295	(207)
Corporate bonds and notes	16,889	(62)	5,143	(60)	22,032	(122)

Total fixed maturities	$108,569	$(439)	$17,951	$(221)	$126,520	$(660)

     The unrealized losses on fixed maturity securities are primarily interest rate related. Each of the fixed maturity securities with an unrealized loss at March 31, 2007 has a fair value that is greater than 97.1% of its amortized cost. Of the 23 securities that have been in an unrealized loss position for longer than 12 months, 8 are U.S. Treasury securities and each of the remaining securities has a fair value that is greater than 97.6% of its amortized cost. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment, and none is rated below investment grade. Based on management’s review of the factors above, no securities are considered to be other-than-temporarily impaired.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss from adverse changes in market prices that results from factors such as changes in interest rates, foreign currency exchange rates and commodity prices. The primary risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. Our investment portfolios may contain, from time to time, debt securities with fixed maturities that are exposed to both risk related to adverse changes in interest rates and/or individual credit exposure changes, as well as equity securities which are subject to fluctuations in market value. Darwin has purchased no equity securities to date and holds its debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in Darwin’s accumulated other comprehensive income as a component of stockholders’ equity.

     The table below presents a sensitivity analysis of the debt securities of Darwin that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we measure the potential change of +/— 100, +/— 200, and +/— 300 basis point range of change in interest rates to determine the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2007 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security.
Sensitivity Analysis at
At March 31, 2007

Interest Rate Shifts (in basis points)	-300	-200	-100	0	100	200	300
	(Dollars in thousands)
Fixed Maturities Securities
Portfolio value	$413,581	$398,465	$383,905	$369,565	$355,115	$340,812	$326,880
Change	44,016	28,900	14,340	—	(14,450)	(28,753)	(42,685)
% Change	11.91%	7.82%	3.88%	0.00%	(3.91)%	(7.78)%	(11.55)%
Item 4. Controls and Procedures
     Darwin maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
     During the third quarter of 2006, the Company created and staffed its own internal audit function, reporting directly to the Audit Committee of the Board of Directors, with responsibility to plan and perform a number of the internal audits previously performed by Alleghany’s internal audit staff. In connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act (the “Rules”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that other than as stated in the immediately preceding sentence, there was no change in the Company’s internal control over financial reporting (as that term is defined in the Rules) that occurred during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1a. Risk Factors
     The risk factors affecting the Company and its performance are discussed in our 2006 Form 10-K, and there have been no material changes from the risk factors disclosed therein, under the caption “Risk Factors.” However, the risks described in the 2006 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have material adverse effects on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.49	Credit Agreement, dated as of March 23, 2007, among Darwin Professional Underwriters, Inc., the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.1 to the current Report on Form 8-K filed on March 26, 2007, incorporated herein by reference.

10.50	Subsidiary Guaranty, dated as of March 23, 2007, made Darwin Group, Inc. in favor of JPMorgan Chase Bank, National Association, in its capacity as Administrative Agent under the Credit Agreement referred to as Exhibit 10.49 above, filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on March 26, 2007, is incorporated herein by reference.

10.51	Pledge Agreement, dated as of March 23, 2007, by and among each of Darwin Professional Underwriters, Inc. and its wholly owned subsidiary, Darwin Group, Inc. as Pledgors, and JPMorgan Chase Bank, National Association, as Collateral Agent for the benefit of Secured Creditors, filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on March 26, 2007, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Date: May 4, 2007