Form 10-Q
period 2007-06-30
Darwin Professional Underwriters Inc
filed 2007-08-08
CIK 1355795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at August 3, 2007 was 17,020,910 shares.

Darwin Professional Underwriters, Inc.
Quarterly Report on Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS:
Available for sale securities, at fair value:
Fixed maturity securities (amortized cost: 2007, $423,053; 2006, $328,201)	$418,581	$329,846
Short-term investments, at cost which approximates fair value	50,722	69,537

Total investments	469,303	399,383

Cash	5,878	26,873
Premiums receivable (net of allowance for doubtful accounts of $75 as of June 30, 2007 and December 31, 2006)	29,841	31,094
Reinsurance recoverable on paid and unpaid losses	117,270	96,371
Ceded unearned reinsurance premiums	45,269	44,742
Deferred insurance acquisition costs	13,123	12,724
Property and equipment at cost, less accumulated depreciation	2,003	1,895
Intangible assets	7,306	7,306
Net deferred income tax asset	14,749	8,720
Other assets	10,562	6,156

Total assets	$715,304	$635,264

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Loss and loss adjustment expense reserves	$322,334	$263,549
Unearned premium reserves	135,922	123,796
Reinsurance payable	17,005	21,385
Current income taxes payable	2,764	865
Accrued expenses and other liabilities	9,847	7,819

Total liabilities	487,872	417,414

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock; $0.01 par value; authorized 50,000,000 shares; issued and outstanding 17,021,352 shares at June 30, 2007 and 17,047,222 shares at December 31, 2006	170	170
Additional paid-in capital	203,562	203,095
Retained earnings	26,520	13,548
Accumulated other comprehensive income	(2,820)	1,037

Total stockholders’ equity	227,432	217,850

Total liabilities and stockholders’ equity	$715,304	$635,264

See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$46,378	$31,954	$86,375	$59,258
Net investment income	5,441	3,763	10,680	7,123
Net realized investment gains (losses)	17	(3)	17	(13)

Total revenues	51,836	35,714	97,072	66,368

Costs and expenses:
Losses and loss adjustment expenses	25,253	21,767	50,723	41,031
Commissions and brokerage expenses	6,329	3,356	11,509	5,988
Other underwriting, acquisition and operating expenses	6,760	5,633	13,245	10,112
Other expenses	2,237	119	2,814	278

Total costs and expenses	40,579	30,875	78,291	57,409

Earnings before income taxes	11,257	4,839	18,781	8,959

Income tax expense	3,505	1,462	5,809	2,794

Net earnings	$7,752	$3,377	$12,972	$6,165

Basic earnings per share:
Net earnings per share	$0.48	$0.13	$0.80	$1.04

Weighted average shares outstanding	16,133,472	7,094,352	16,130,177	3,547,176

Diluted earnings per share:
Net earnings per share	$0.45	$0.10	$0.76	$0.37

Weighted average shares outstanding	17,064,606	8,719,928	17,076,716	16,535,853

See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows provided by (used for) operating activities:
Net earnings	$12,972	$6,165
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred insurance acquisition costs	(13,566)	(7,216)
Amortization of insurance acquisition costs	13,167	5,156
Deferred income taxes	(3,768)	(1,590)
Depreciation	345	279
Net realized investment (gains) losses	(17)	13
Amortization of investment discounts and premiums	(1,525)	(2,158)
Stock-based compensation expense	467	187
Change in:
Premiums receivable	1,253	(1,842)
Reinsurance recoverable on paid and unpaid losses	(20,899)	(20,865)
Ceded unearned reinsurance premiums	(527)	(8,104)
Current income taxes payable/receivable	1,899	1,052
Other assets	(3,706)	3,455
Loss and loss adjustment expense reserves	58,785	57,825
Unearned premium reserves	12,126	22,060
Reinsurance payable	(4,380)	(2,502)
Accrued expenses and other liabilities	2,028	(1,842)

Net cash provided by (used for) operating activities	54,654	50,073
Cash flows provided by (used for) investing activities:
Proceeds from sales of available-for-sale securities	30,784	7,823
Maturities of available-for-sale securities	2,205	3,953
Purchases of available-for-sale securities	(128,292)	(151,551)
Net (purchases) sales of short-term investments	20,807	104,623
Due from/to brokers for unsettled trades	(700)	(2,216)
Purchases of fixed assets	(453)	(339)
Acquisition of Insurance Company, net of cash acquired	—	(214)

Net cash provided by (used for) investing activities	(75,649)	(37,921)
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	—	96,000
Issuance costs	—	(9,712)
Redemption of Series A Preferred Stock	—	(2,297)
Redemption of Series C Preferred Stock	—	(2,465)
Redemption of Series B Convertible Preferred Stock	—	(81,526)

Net cash provided by (used for) financing activities	—	—
Net increase (decrease) in cash	(20,995)	12,152
Cash, beginning of period	26,873	10,255

Cash, end of period	$5,878	$22,407

Supplemental disclosures of cash flow information:
Cash paid for federal and state income taxes	$7,678	$3,332
See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited) (Dollars in thousands, except per share amounts)
(1) Organization and Basis of Presentation
  (a) Organization
     Darwin Professional Underwriters, Inc. (DPUI), located in Farmington, Connecticut, is a majority-owned publicly-traded insurance underwriting subsidiary of Alleghany Insurance Holdings, LLC (AIHL), which is a wholly-owned subsidiary of Alleghany Corporation (Alleghany). On May 19, 2006, DPUI completed its initial public offering of its common stock (see Note 6).
     DPUI was formed in March 2003 as an underwriting manager for certain insurance company subsidiaries of Alleghany, a publicly traded company, pending the establishment or acquisition of separate insurance companies for the DPUI business. Effective September 1, 2003, DPUI entered into underwriting management agreements with three wholly-owned subsidiaries of Alleghany, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, and Platte River Insurance Company (collectively, the Capitol Companies), to underwrite and administer specialty liability insurance business. DPUI’s specialty liability insurance business consists primarily of directors and officers liability (D&O), errors and omissions liability (E&O) and medical malpractice liability insurance.
     On February 3, 2004, Darwin Group, Inc. (Darwin Group), a wholly-owned subsidiary of AIHL, was formed as an insurance holding company for the purpose of acquiring Darwin National Assurance Company (DNA). DNA was acquired on May 3, 2004 as a wholly-owned subsidiary of Darwin Group. As of July 31, 2007, DNA is licensed to write property and casualty insurance on an admitted basis in 48 jurisdictions (including the District of Columbia) and is eligible to operate on an excess and surplus lines basis in one additional state (Arkansas). On May 2, 2005, DNA acquired Darwin Select Insurance Company (Darwin Select), as a wholly-owned insurance company subsidiary. As of July 31, 2007, Darwin Select is licensed to write property and casualty insurance on an admitted basis in Arkansas (its state of domicile) and is eligible to operate on an excess and surplus lines basis in 46 additional states. Effective as of January 1, 2006, Darwin Group was contributed by Alleghany to DPUI (see Note 1(b)).
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
(Unaudited)
(Dollars in thousands, except per share amounts)
  (c) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Darwin have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. This report should be read in conjunction with the Annual Report of Darwin on Form 10-K for the year ended December 31, 2006. The condensed consolidated balance sheet at June 30, 2007 is unaudited, but reflects all adjustments (consisting of normal recurring adjustments and the elimination of intercompany transactions and balances) which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future period. All adjustments are of a normal and recurring nature except as described herein. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates.
     On May 3, 2006, the Company’s Board of Directors approved a 33-for-two stock split of the Company’s shares of common stock, to be effected on the effective date of the Company’s registration statement on Form S-1 in connection with its initial public offering, which occurred on May 19, 2006. In addition, the par value of the common stock was adjusted to $0.01 per common share from $0.10 per common share. The resulting increase in common stock was offset by a decrease in additional paid-in capital.
     All common stock and per share data included in these unaudited condensed consolidated financial statements, and the exchange ratios for the Series B Convertible Preferred Stock, have been retroactively adjusted to reflect the 33-for-two stock split and the change in par value for all periods presented.
     Certain prior year amounts have been reclassified to conform to the 2007 presentation.
(2) New Accounting Standards
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature of coverage within a contract. Darwin adopted SOP 05-01 as of January 1, 2007, and the implementation did not have a material impact on the Company’s operations or financial condition.
     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 (SFAS No. 155), Accounting for Certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Darwin adopted the provisions of this Statement as of January 1, 2007, and the implementation did not have a material impact on the Company’s results of operations or financial condition.
     In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Darwin adopted the provisions of this Interpretation as of January 1, 2007, and the implementation did not have a material impact on the Company’s results of operations or financial condition.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
     In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement provides guidance for using fair value to measure assets and liabilities. The Standard does not expand the use of fair value in any new circumstances. The Standard is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Darwin does not anticipate that this Statement will have a material impact on the Company’s results of operations or financial condition.
     In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” Darwin does not anticipate that this Statement will have a material impact on the Company’s results of operations or financial condition.
(3) Reinsurance
   Reinsurance Effect on Operations
     Net premiums written, net premiums earned, and net losses and loss adjustment expenses (LAE) incurred including reinsurance activity for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Premiums Written:
Direct premiums written	$52,117	$40,115	$115,200	$81,195
Assumed premiums written — Capitol Companies	12,953	17,236	24,148	36,040
Assumed premiums written	812	713	812	713
Ceded premiums written	(16,850)	(21,644)	(42,186)	(44,740)

Net premiums written	$49,032	$36,420	$97,974	$73,208

Net Premiums Earned:
Direct premiums earned	$51,528	$19,308	$98,428	$31,371
Assumed premiums earned — Capitol Companies	13,812	31,269	29,238	64,437
Assumed premiums earned	190	80	368	80
Ceded premiums earned	(19,152)	(18,703)	(41,659)	(36,630)

Net premiums earned	$46,378	$31,954	$86,375	$59,258

Net Losses and LAE Incurred:
Direct losses and LAE incurred	$30,878	$11,366	$61,207	$19,784
Assumed losses and LAE incurred — Capitol Companies	2,883	19,961	10,803	42,099
Assumed losses and LAE incurred — other	118	53	223	53
Ceded losses and LAE incurred	(8,626)	(9,613)	(21,510)	(20,905)

Net losses and LAE incurred	$25,253	$21,767	$50,723	$41,031

     The net premiums written table above presents our gross premiums written on the policies of the Capitol Companies (Assumed premiums written — Capitol Companies) as well as gross premiums written directly and assumed on the policies of DNA and Darwin Select (Direct and assumed premiums written). Since each of our insurance company subsidiaries obtained its own A.M. Best rating of “A — ” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our future business on policies of our insurance company subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. For the three and six month periods ended June 30, 2007, we wrote $13.0 million and $24.1 million, respectively, of gross premiums through our arrangement with the Capitol Companies, representing 19.7% and 17.2%, respectively, of the total gross premiums produced by DPUI.
     As discussed in the 2006 Form 10-K, Darwin reinsures all of its lines of business through a program consisted primarily of excess of loss reinsurance treaties. In conjunction with the renewal of our major reinsurance treaties, effective April 1, 2007 Darwin restructured its reinsurance program. For the Company’s medical malpractice business, it has eliminated the variable-rated aspect of its reinsurance program and standardized the retention to $1 million for all classes of the medical malpractice business. Darwin has secured a $10 million in excess of $1 million cessions treaty. Darwin was able to increase our ceding commission by 1.5% to 24% and added the clinical trials business as a covered class of business. Darwin’s participation in this treaty remains at 15%. For the non-medical business, effective April 1, 2007, Darwin entered into a tiered excess of loss program with varying ceding commission rates. For all lines except for D&O and Healthcare E&O, the first tier is a $1 million excess of $1 million, variable rated treaty with a loss cap equal to 300% of ceded premium. For D&O and Healthcare E&O, the first tier is a $3 million excess of $2 million, flat rated excess cession treaty with a 26% ceding commission and a loss cap equal to 275% of ceded premium. In addition, the Company placed a $5 million in excess of $5 million ($10 million in excess of $5 million for A-side D&O, coverage for individual directors and officers for nonindemnifiable losses that a company cannot pay for) flat rated excess cession treaty with a 25% ceding commission and a loss cap equal to 275% of ceded premium. Darwin’s participation in the first layer is 25% and its participation in the second layer is 17.5%.
     Ceded premiums written were reduced in the quarter by $3,836 due to a favorable adjustment of the 2003 through 2006 accident year loss results and were reduced for the six months ended June 30, 2007 by $4,198 also due to the favorable adjustments for 2003 through 2006 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2003 through 2006 accident years reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during the 2003 through 2006 accident years.
     In September 2006, the Company established three reinsurance security trusts with sufficient assets to adequately collateralize the reinsurance obligations to the Capitol Companies for the amounts assumed by Darwin. The trust balances are adjusted on a quarterly basis to ensure that the assets held in trust are sufficient to meet Darwin’s obligations to the Capitol Companies under the reinsurance agreements between the Capitol Companies and Darwin. The investments held in the trusts had a market value of $219,754 as of June 30, 2007 and are included in total investments on the Condensed Consolidated Balance Sheets.
(4) Loss and LAE Reserves
     The following table provides a reconciliation of the beginning and ending loss and LAE reserves, net of reinsurance, as shown in the Company’s condensed consolidated financial statements for the periods indicated:

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross reserves balance at beginning of period	$292,673	$166,486	$263,549	$138,404
Less reinsurance recoverables on unpaid losses	(106,252)	(62,486)	(96,258)	(51,229)

Net reserves balance at beginning of period	186,421	104,000	167,291	87,175
Incurred losses and LAE, net of reinsurance, related to:
Current period	28,269	22,108	54,572	41,372
Prior periods	(3,016)	(341)	(3,849)	(341)

Total loss and LAE incurred	25,253	21,767	50,723	41,031

Paid losses and LAE, net of reinsurance, related to:
Current period	799	438	1,443	856
Prior periods	2,781	1,462	8,477	3,483

Total paid losses and LAE	3,580	1,900	9,920	4,339

Net reserve balance at June 30,	208,094	123,867	208,094	123,867
Plus reinsurance recoverables on unpaid losses	114,240	72,047	114,240	72,047

Gross reserves balance at June 30,	$322,334	$195,914	$322,334	$195,914

     Darwin continually reviews its loss and LAE reserves and the related reinsurance recoverable. Differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed. The actuarial estimates are based on industry claim experience and our own experience and consider current claim trends and premium volume, as well as social and economic conditions. While Darwin has recorded its best estimate of loss and LAE reserves as of June 30, 2007 and 2006, and December 31, 2006, it is possible these estimates may materially change in the future.
     The increase in gross and net loss and LAE reserves for the three and six month periods ended June 30, 2007 compared to the same periods in 2006 primarily reflects increased net premiums earned for all lines of business and limited paid loss activity for the current and prior accident years. For the three and six months ending June 30, 2007, these increases are offset by a reduction in prior year losses and LAE incurred of $3,016 and $3,849, respectively, due to favorable development on net loss and LAE reserves recorded for accident years 2003 through 2006. Loss and LAE emergence on the 2003 through 2006 accident years has been more favorable than anticipated when the original gross and net loss reserves were established. For the three and six months ended June 30, 2006, the Company experienced net favorable development on prior year incurred losses and ALAE of $341 related to the 2003 accident year.
(5) Credit Facility
     On March 23, 2007, Darwin entered into a three-year secured credit agreement with a bank syndicate (“Credit Agreement”), which provides commitments for revolving credit loans in an aggregate principal amount of up to $25,000. The loan is secured by the common stock of Darwin Group. Borrowing under the Credit Agreement is intended to be used for general corporate purposes and for strategic merger and acquisition purposes. The cost of funds drawn down would be at an annual interest rate of LIBOR plus 112.5 basis points. The Credit Agreement also has a commitment fee of 0.25% per annum for any unused amount of the aggregate principal amount. The Credit Agreement contains certain covenants requiring DPUI to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0, a covenant limiting DPUI’s debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. Darwin must also have a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. At June 30, 2007, Darwin was in full compliance with the Credit Agreement’s requirements and restrictions. There were no borrowings under the Credit Agreement as of June 30, 2007.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(6) Capital Stock
     The Company’s registration statement filed with the Securities and Exchange Commission in connection with an initial public offering of common stock was declared effective on May 18, 2006 for the issuance of 5,217,391 shares of common stock at an initial offering price of $16.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 782,609 shares of common stock were issued at the $16.00 initial public offering price. Gross proceeds from the sale of the 6,000,000 shares of common stock were $96,000. Total costs associated with the initial public offering included $6,720 of underwriting costs and $2,992 of offering expenses. Net proceeds from the offering, including the over-allotment option, after deducting underwriting costs and offering expenses were $86,288.
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
     The Company has recorded total share-based compensation expense of $76 and $467 for the three and six months ended June 30, 2007, respectively, and $187 for each of the three and six month periods ended June 30, 2006. The decrease in compensation expense for the three month period ended June 30, 2007 was due to greater than anticipated restricted stock and stock option forfeitures. During the three and six months ended June 30, 2007, a deferred tax benefit of $30 and $186, respectively, related to the stock-based compensation expense was recorded. The tax benefit for the three and six months ended June 30, 2006 was $75.
     There were no grants made or shares vested under the 2003 Restricted Stock Plan or the 2006 Employee Restricted Stock Plan in the six months ended June 30, 2007. The 2003 Restricted Stock Plan had forfeitures of 61,875 shares and the 2006 Employee Restricted Stock plan had forfeitures of 440 shares in the period. Under the Darwin 2006 Stock Incentive Plan, the Company granted stock options and restricted shares of common stock during the six months ended June 30, 2007, with activity for the period and related outstanding shares at June 30, 2007 are as follows:

	Six Months Ended June 30, 2007
	Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
		Exercise		Vesting
	Shares	Price	Shares	Value

Outstanding at beginning of year	164,006	$16.00	4,816	$22.69

Granted	92,316	$25.30	37,291	$25.30

Exercised or vested	—	—	—	—

Forfeited	(7,678)	$20.94	(1,646)	$25.30

Outstanding at end of period	248,644	$19.30	40,461	$24.99

     In February 2007, the Company granted, under the terms of the 2006 Stock Incentive Plan, non-qualified stock options and restricted stock. The options are exercisable for ten years from the date of grant and vest at an annual rate of 25% on

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
each anniversary of the grant date, provided that the option holder is still employed by DPUI. The fair value of the options granted was estimated at $10.22 per share on the date of the grant using the Black-Scholes option pricing model. The expected term is based on the vesting period “simplified” method or 6.25 years. The stock price volatility for the award was 30.4%, an estimate based on the average stock price volatility data for the expected term for similar property and casualty companies. The risk-free interest rate assumption is based on the 6.25 year U.S. Treasury note for the expected term, which was 4.72%. The Company does not anticipate paying dividends for any of the years. The restricted shares were granted to certain employees at a fair market value of $25.30 per share, the average of the high and low market price on the grant date. The terms for most of the awards provide for vesting over a four-year period from the date of grant, with 50% of the restricted shares vesting on the third anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the fourth anniversary of the date of grant. In May 2007, 40,102 options vested with a weight average exercise price of $16.00. As of June 30, 2007, the number of non-vested options was 208,542.
     For the six months ended June 30, 2007, under the Directors Plan there was a grant of share units for a new director, forfeited restricted stock and share units for a resigning director, vesting of restricted stock and grants totaling 10,320 share units to non-employee directors serving on the Company’s Board at the date of the 2007 Annual Meeting. The Directors Plan had 18,351 share units vested, 8,619 share units unvested, 11,600 restricted shares vested and no unvested restricted shares as of June 30, 2007.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(8) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$7,752	$3,377	$12,972	$6,165
Less dividend declared and paid on Series B Convertible Preferred Stock	—	(2,465)	—	(2,465)

Net earnings-numerator for basic earning per share	7,752	912	12,972	3,700

Add dividend declared and paid on Series B Convertible Preferred Stock	—	—	—	2,465

Net earnings-numerator for diluted earning per share	$7,752	$912	$12,972	$6,165

Weighted average common shares outstanding- denominator for basic earnings per share	16,133,472	7,094,352	16,130,177	3,547,176

Effect of dilutive securities:
Series B Convertible Preferred Stock	—	—	—	11,423,076
Restricted stock	891,670	1,582,183	913,322	1,543,904
Options	22,743	42,103	18,505	21,052
Share units	16,721	1,290	14,712	645

Weighted average common shares outstanding-denominator for dilutive earnings per share	17,064,606	8,719,928	17,076,716	16,535,853

Basic earnings per share	$0.48	$0.13	$0.80	$1.04

Dilutive earnings per share	$0.45	$0.10	$0.76	$0.37

     The diluted weighted average common shares outstanding exclude stock options with exercise prices greater that the average market price of Company’s common stock during the period because their inclusion would be anti-dilutive. The number of such anti-dilutive stock options for the three and six months ended June 30, 2007 were 91,120 and 64,684, respectively, and none for the three and six months ended June 30, 2006.
     For the three and six months ended June 30, 2006, net income available for common stockholders used in calculation of basic earnings per share reflects a reduction for $2,465 in dividends declared and paid in Series C Preferred Stock. The dividend has been added back for the six months ended June 30, 2006 calculation of diluted earnings per share.
     The diluted earnings per share calculation for the six months ended June 30, 2006 assumes the conversion of the Series B Convertible Preferred Stock into 14,850,000 shares of common stock for the period from January 1, 2006 to May 19, 2006, the date of completion of the Company’s initial public offering, and it reflects the actual shares outstanding thereafter. Diluted earnings per share for the three months ended June 30, 2006 increased from $0.10 to $0.20 when the Series B Convertible Preferred Stock weighted average shares of 7,996,154 and the corresponding $2,465 dividend declared and paid to holders of the Series B Convertible Preferred Stock are included in the computation and therefore have been excluded because of its antidilutive nature for this period. The computation of diluted earnings per share for the six months ended June 30, 2006 of $0.37 reflects the Series B Convertible Preferred Stock as it is not antidilutive with respect to that period. As a result, diluted earnings per share of $0.17 and $0.10 for the three months ended March 31, 2006 and June 30, 2006, respectively, do not sum to the diluted earnings per share amount of $0.37 for the six months ended June 30, 2006.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Comprehensive Income
     The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$7,752	$3,377	$12,972	$6,165
Other comprehensive income (loss):	—
Change in unrealized gains (losses) on investments, net of tax expense (benefit)	(3,944)	(1,498)	(3,846)	(2,745)
Reclassification adjustment for (gain) losses included	—
in income, net of tax expense (benefit)	(11)	2	(11)	9

Unrealized gains (losses) on investment	(3,955)	(1,496)	(3,857)	(2,736)

Total comprehensive income	$3,797	$1,881	$9,115	$3,429

     The tax benefit for the unrealized losses on investments for the three months ended June 30, 2007 and 2006 was $2,312 and $885, respectively, and for the six months ended June 30, 2007 and 2006 was $2,255 and $1,608, respectively. The tax expense (benefit) for the reclassification adjustment for (gains) losses for the three months ended June 30, 2007 and 2006 was $6 and $(8), respectively, and for the six months ended June 30, 2007 and 2006 was $6 and $(5), respectively.
(10) Income Taxes
     Federal income tax expense for the three and six months ended June 30, 2007 and 2006 have been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. For the three months ended June 30, 2007, the Company recorded a tax expense of $3,505, or a consolidated tax rate of 31.1%, compared to a tax expense of $1,462, or a consolidated tax rate of 30.2%, for the three months ended June 30, 2006. For the six months ended June 30, 2007, the Company recorded a tax expense of $5,809, or a consolidated tax rate of 30.9%, compared to a tax expense of $2,794, or a consolidated tax rate of 31.2%, for the six months ended June 30, 2006. The lower consolidated tax rate for the six month period in 2007 compared to 2006 was primarily attributable to an increase in investment income received on tax-exempt municipal securities.
     Up until the time of the completion of its initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent under a tax sharing agreement. The tax sharing agreement requires Darwin to retain tax records, to cooperate with Alleghany in tax matters and to bear its share of costs of tax return preparation, tax audits and contests, and interest and penalties related to Darwin’s tax liabilities reflected in the Alleghany consolidated income tax return. Also, provided Darwin performed every obligation under the tax sharing agreement Alleghany agreed to indemnify the Company for any federal income taxes imposed on the Alleghany consolidated group. Darwin is required to file its own federal income tax return for the periods subsequent to its initial public offering. Alleghany’s 2004 income tax return is currently under examination by the Internal Revenue Service. Alleghany’s 2003 and 2005 income tax returns remain open to examination.
(11) Related Party Transactions
     In connection with the business produced by DPUI and written on policies of the Capitol Companies, the parties have entered into a management service agreement under which DPUI provides underwriting, management, administration, claims settlement and reinsurance settlement services for the Capitol Companies on this business in exchange for management fees paid by the Capitol Companies to DPUI. The total amount of these fees were $4,280 and $9,726 for the three months ended June 30, 2007 and 2006, respectively, and $9,071 and $20,320 for the six months ended June 30, 2007 and 2006, respectively, which because of the reinsurance agreements are eliminated in consolidation.
     Darwin’s condensed consolidated statement of operations reflects fees due to the Capitol Companies for the use of policies of the Capitol Companies for the underwriting of its business. These fees were $388 and $86 for the three months ended June 30, 2007 and 2006, respectively, and $724 and $180 for the six months ended June 30, 2007 and 2006, respectively. For 2006, such fees payable are calculated as 0.5% of premiums written in 2006 by Darwin on policies issued by the Capitol Companies and effective January 1, 2007, the fee increased to 3.0% of premiums written by Darwin on policies issued by the Capitol Companies. Darwin reimbursed the Capitol Companies separately for premium taxes and

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
guaranty assessment fees. The reimbursement of expenses were $139 and $190 for the three months ended June 30, 2007 and 2006, respectively, and $291 and $337 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, Darwin had payables of $180 and $83, respectively, to the Capitol Companies for such fees and expenses.
     Certain of Darwin’s expenses, primarily its directors and officers liability insurance and its audit fees, have been paid directly by Alleghany and then reimbursed by Darwin to Alleghany. Darwin reimbursed Alleghany for expenses of $31 and $46 in connection with these charges for the three months ended June 30, 2007 and 2006, respectively, and $81 and $95 in connection with these charges for the six months ended June 30, 2007 and 2006, respectively.
     Up until the time of its initial public offering on May 18, 2006, Darwin had filed a consolidated federal income tax return with its ultimate parent, Alleghany. For the periods subsequent to its initial public offering, Darwin is required to file its own federal income tax return. Darwin made federal tax payments of $2,707 to Alleghany for federal taxes during the six months ended June 30, 2006.
(12) Segments
     Darwin’s specialty liability insurance operations comprise one business segment. The specialty liability insurance business consists primarily of three lines of business; directors and officers liability, errors and omissions liability and medical malpractice liability insurance. Management organizes the business around the professional specialty liability insurance market and related products. Our Chief Operating Decision Maker (President and Chief Executive Officer) reviews results and operating plans and makes decisions on resource allocations on a company-wide basis. The Company’s specialty liability insurance business is produced through brokers, agents and program administrators throughout the United States.
     Net premiums earned for the three lines of business is not available as the Company purchases reinsurance that covers parts of more than one line of business, and the Company does not allocate reinsurance costs to each line of business. In addition, as reinsurance costs and structure vary by treaty and the underlying risks and limit profiles of the various products differ, a pro rata allocation of reinsurance across each line of business would not be representative of the actual cost of reinsurance for the line of business. As a result, the net premiums written and earned may not be proportional to the gross premiums written and earned. The following table presents the Company’s three specialty liability products’ gross premiums written and earned for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross premiums written:
Directors and Officers	$11,207	$12,006	$20,045	$20,212
Errors and Omissions	31,550	24,484	74,353	55,324
Medical Malpractice Liability	23,125	21,574	45,762	42,412

Total	$65,882	$58,064	$140,160	$117,948

Gross premiums earned:
Directors and Officers	$10,071	$9,179	$20,081	$17,694
Errors and Omissions	31,483	20,296	61,200	37,862
Medical Malpractice Liability	23,976	21,181	46,753	40,332

Total	$65,530	$50,656	$128,034	$95,888

(13) Contingencies
     The Company is subject to routine legal proceedings in the normal course of operating our business. The Company is not involved in any legal proceeding which the Company believes could reasonably be expected to have a material adverse effect on its business, results of operations or financial condition.
     The Company leases certain facilities and equipment under long-term lease agreements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Subsidiary Dividends
     The Company’s insurance subsidiary, DNA, received approval from the Delaware Insurance Department to pay DPUI an extraordinary dividend of $3,500 on February 28, 2007, which was paid to DPUI in March 2007.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes included herein. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited December 31, 2006 Consolidated Financial Statements and Notes thereto, as presented in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), as filed on February 28, 2007 with the Securities and Exchange Commission (SEC), for an expanded company history, a detailed discussion of risk factors that may affect our business and other additional information.
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
     Factors that could cause actual events or results to differ materially from our forward-looking statements include, but are not limited to, the following: global economic conditions which could affect the market for specialty liability insurance generally as well as alter the intensity of competition within our markets; changes in the laws, rules and regulations which apply to our insurance companies and which affect how they do business; effects of newly-emerging claim and coverage issues on our insurance businesses, including adverse judicial decisions or regulatory rulings; unexpected loss of key personnel or higher-than-anticipated turnover within our staff; effects of rating agency policies and practices which could impact our insurance companies’ claims paying and financial strength ratings; market developments affecting the availability and/or the cost of reinsurance, including changes in the recoverability of reinsurance receivables; the impact on financial results of actual claims levels’ exceeding our loss reserves, or changes in what level of loss reserves is estimated to be necessary; the impact of industry changes required as a result of insurance industry investigations by state and federal authorities; developments within the securities markets which affect the price or yield on investment securities we purchase and hold in our investment portfolio; our inability for any reason to execute announced and/or future strategic initiatives as planned; and other factors identified in filings with the SEC, including the risk factors set forth in our2006 Form 10-K.
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

     In February 2004, Alleghany formed Darwin Group, Inc. (“Darwin Group”), a wholly-owned subsidiary of Alleghany, in order to acquire DNA, an admitted insurance company domiciled in Delaware, from Aegis Holding, Inc., a subsidiary of Associated Electric & Gas Insurance Services Limited. At the time of acquisition, DNA (then named U.S. Aegis Insurance Company) was licensed in 40 states. As of July 31, 2007, DNA was licensed in 48 jurisdictions (including the District of Columbia) and was eligible to write on a surplus lines basis in one additional state (Arkansas).
     In May 2005, Darwin Group, through its subsidiary DNA, acquired Darwin Select, a surplus lines insurance company (then named Ulico Indemnity Company) domiciled in Arkansas from Ulico Casualty Company, a subsidiary of ULLICO Inc. As of July 31, 2007, Darwin Select was licensed to write insurance in Arkansas and was eligible to operate on a surplus lines basis in 46 additional states.
Ongoing Arrangements with the Capitol Companies
     As described above, DPUI initially was formed as an underwriting manager for the Capitol Companies. Until DNA and Darwin Select obtained independent ratings of “A—” (Excellent) in November 2005, almost all of the business produced by DPUI was issued on policies of the Capitol Companies. Since DNA and Darwin Select obtained independent ratings from A.M. Best, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our business on policies issued by DNA or Darwin Select, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. These policies are written by the Capitol Companies pursuant to the underwriting management agreements currently in effect and are fully reinsured by DNA. During the third quarter of 2006, DNA collateralized reinsurance payables to the Capitol Companies with the establishment of reinsurance trusts which are required to be funded at 100% of the reinsurance payables outstanding. The trusts balances are reviewed and adjusted, if necessary, on a quarterly basis.
     For the year ended December 31, 2006, we wrote gross premiums of $65.8 million (26.7% of our total gross premium written) through the Capitol Companies arrangement. Of this amount, $32.8 million (49.8% of the total) related to business written through the Capitol Companies because the business was in a state where our insurance company subsidiaries were not then licensed or eligible to write business, and $33.0 million (50.2%) related to business where our insured required a policy from an A.M. Best “A” rated carrier. During the first six months of 2007, $24.1 million, or 17.2% of the total gross premiums underwritten by DPUI, was written on policies of the Capitol Companies. Of this amount, approximately $7.7 million (32.1%) was written in jurisdictions where our insurance company subsidiaries were not licensed or eligible to write business as of June 30, 2007 and approximately $16.4 million (67.9%) was written for certain of our insureds requiring policies issued by an insurer with an A.M. Best rating of “A” (Excellent).
     We expect that our issuance of policies written on the Capitol Companies for the insureds who require an A.M. Best rating of “A” (Excellent) will continue so long as our rating is “A—” (Excellent). To date, most of the insureds in this category are public companies purchasing D&O insurance. The following table indicates the amount of public D&O gross premiums written in each of the periods presented as a percentage of total gross premiums written for such period. We believe that public D&O is the most rating sensitive class of business that we write and, accordingly, that it provides the best available indicator of our level of rating sensitive business.

	Three Months ended		Six Months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Public D&O Gross Premiums Written	$6.8	$10.2	$11.9	$16.3
Total Gross Premiums Written	$65.9	$58.1	$140.2	$117.9
Percentage of Total Represented by Public D&O	10.3%	17.6%	8.5%	13.8%

     While our public D&O writings have declined as a percentage of our total writings and our percentage of business written on the Capitol Companies has decreased accordingly, we still believe we will need to write a portion of this business on the Capitol Companies’ policies in the future.
     We do expect that our issuance of policies written on the Capitol Companies in jurisdictions where our insurance companies are not currently licensed or eligible to write business will decrease as we obtain required licenses or approvals in the various jurisdictions. The following tables show the actual or anticipated filing month of our applications in these jurisdictions by insurance company subsidiary and state as of July 31, 2007:

Actual
DNA	Application
State	Filing Month
California	Resubmitted
Wyoming	June 2007
September 2006

Actual or
Anticipated
Darwin Select	Application
State	Filing Month
Louisiana	May 2007
New Hampshire	Not approved (1)
New Mexico	February 2007
New York	Not approved (2)

(1)	In October 2006, the Company’s application for surplus lines eligibility was denied by the New Hampshire Insurance Department for not having a long enough stand-alone operating history. The New Hampshire Insurance Department indicated that it requires companies to have been in business a minimum of five years. DPUI wrote approximately $0.2 million and $0.1 million of gross premiums on policies of the Capitol Companies in New Hampshire for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively, because Darwin Select was not eligible to write business in that state.

(2)	In August 2006, the Company’s application for surplus lines eligibility was denied by the Excess Lines Association of New York, for reasons associated with operating losses that had occurred during Darwin Select’s predecessor ownership. The association indicated that it is agreeable to reviewing this decision with an updated application and meeting with the Company’s senior management to discuss the application. DPUI wrote approximately $3.2 million and $8.5 million of gross premiums on policies of the Capitol Companies in New York for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively, because Darwin Select was not eligible to write business in that state. The Company is currently in the process of preparing and submitting a new application for Darwin Select to the Excess Lines Association of New York.
     The timing of the approval of these applications is within the discretion of the various state insurance authorities, and we can provide no assurance as to when, or if, these approvals will be obtained.
     The fees charged to Darwin for the issuance of Capitol Companies’ policies in respect of business produced by DPUI are 0.5% of gross premiums written on policies of the Capitol Companies in 2006, and 3.0% thereafter. For the three months ended June 30, 2007 and 2006, these fees were $0.4 million and $0.1 million, respectively, and $0.7 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. In addition, Darwin is required to reimburse the Capitol Companies for direct expenses that they incur in connection with the issuance of such policies, such as premium taxes and guaranty association assessments. Pursuant to the expense reimbursement arrangements, Darwin reimbursed direct expenses in connection with the business written on policies of the Capitol Companies of $0.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.
     The initial term of the underwriting management agreements between DPUI and the Capitol Companies extended until May 31, 2007 and thereafter renews on an annual basis. However, either party may terminate effective upon an expiration date (whether May 31, 2007 or a subsequent May 31), provided that the terminating party provides 60 days prior notice of termination. As neither party gave a notice of termination effective May 31, 2007, the agreements have been extended to May 31, 2008. In addition, a Capitol Company may terminate at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in DPUI or upon a sale of all or substantially all of the assets of DPUI to a person other than Alleghany or an affiliate of Alleghany. DPUI may terminate its underwriting management agreement with a Capitol Company at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in the subject Capitol Company or upon a sale of all or substantially all of the assets of the subject Capitol Company to any person other than Alleghany or an affiliate of Alleghany.
Our Condensed Consolidated Financial Information
     The accompanying historical condensed consolidated financial statements are presented on a basis that reflects the actual business written by DPUI, regardless of the originating insurance carrier, and include the stand-alone operations of DPUI, Darwin Group and its subsidiaries, DNA and Darwin Select, and certain assets, liabilities and results of operations of the Capitol Companies resulting from the business produced by DPUI and issued on policies of the Capitol Companies. All of the business produced by DPUI and issued on policies of the Capitol Companies was assumed by DNA for all periods presented in these financial statements.
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
     For both claims-made and occurrence contracts, a significant amount of time can elapse between the occurrence of an insured event, the reporting of the occurrence to the insurer and the final settlement of the claim (including related settlement costs). Since reporting periods are defined and limited in time under claims-made contracts but are not defined and limited in time under occurrence contracts, the ultimate settlement period for similar losses incurred under claims-made contracts is generally shorter than under occurrence contracts.
     The major components of our loss and LAE reserves are (1) case reserves and (2) reserves for losses and LAE incurred but not reported (“IBNR”). Both include a provision for LAE. We divide LAE into two types: (1) “allocated” expenses (“ALAE”) are those that arise from defending and settling specific claims, such as the cost of outside defense counsel, and (2) “unallocated” expenses (“ULAE”) are those that do not arise from and cannot be assigned to specific claims, such as the general expense of maintaining an internal claims department.
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
     IBNR is the estimated liability for (1) changes in the values of claims that have been reported to the Company but are not yet settled, as well as (2) claims that have occurred but have not yet been reported. Each claim is settled individually based upon its merits, and it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, reserves for unpaid losses and ALAE include significant estimates for IBNR reserves.
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
     Darwin believes that both of the methodologies used are well-suited to Darwin’s relatively short history and low level of reported losses and ALAE, and we utilize an actuarial weighting of the two methodologies. The weighting relies predominantly on the Expected Loss Ratio methodology, which has generally produced higher reserve estimates, but allows the B-F methodology to have a modest impact on our ultimate loss estimates initially. The weighting of the B-F methodology for each individual accident year increases over time as Darwin’s actual loss and ALAE history becomes more mature and as the volume of business Darwin writes reaches levels where actuarial projections relying on this data are statistically credible.
     The two methodologies are complementary. The Expected Loss Ratio methodology directly reflects the historical, and thus potential, impact of high severity losses. The historical loss and ALAE ratios that form the basis of the Expected Loss Ratio method are directly impacted by large losses (severity) as they reflect composite industry data. By comparison, the historical insurance industry expected reporting and development patterns utilized in the B-F methodology are most predictive as reported losses and ALAE mature and/or reach a credible volume. As our losses and ALAE continue to mature, we expect that the B-F methodology will become a more reliable methodology for us, and that the actuarial weighting will utilize it as a more significant predictor of ultimate loss and ALAE.
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
     Complementary weights are applied to the Expected Loss Ratio methodology for each experience year. This is designed to provide both stability (Expected Loss Ratio method) and moderate responsiveness (B-F method) in determining loss and ALAE reserves.
     In using the weighted loss and ALAE ratios to select our ultimate loss and ALAE incurred, we have adopted the weighted gross loss and ALAE ratios by product line for accident year 2006 earlier in the emergence and development of our 2006 loss experience than we had for prior accident years. We did this because the volume and credibility of our 2006 experience were sufficient to allow earlier estimates by product line than we have reported in previous quarters.
     In addition, we have adopted the net (of reinsurance) weighted loss and ALAE ratios for 2003 through 2006. Previously, our net ratios had been estimated assuming a pro rata allocation of our losses to each reinsurance layer.
     Thus, as of June 30, 2007, we have adopted our gross and net 2003 through 2006 actuarial weighted loss and ALAE ratios for all product lines. The only exception is accident year 2005 Public D&O, for which our selected gross and net ratios are moderately higher than the weighted ratios. We selected our 2005 Public D&O ratios based on a detailed assessment of several Public D&O claims for this accident year. Based on the detailed assessment, the limits outstanding on the underlying policies and the potential volatility in the loss ratio given the potential severity of these claims, we determined that a slightly higher loss ratio was appropriate.
     For the six months ended June 30, 2007, the impact of the actuarial weighting methodology and management judgment was a net reduction of $3.8 million, or 1.9%, of the total June 30, 2007 net loss and ALAE reserves, reflecting overall favorable loss and ALAE emergence for the 2003 through 2006 accident years.
     As mentioned above, ULAE represents claims-related expenses that do not arise from and cannot be assigned to specific claims, such as the general expense of maintaining an internal claims department. In the fourth quarter of 2006, we revised our methodology for calculating the ULAE reserve. Darwin’s experience had matured to the point that we adopted a generally accepted methodology that assumes that (1) 50% of ULAE is incurred when a claim is first reported, analyzed and a case reserve is established, and (2) the remaining 50% of ULAE is incurred over the life of the claim. The ULAE reserve is now determined by applying a fixed percentage to 50% of our loss and ALAE case reserves and 100% of our loss and ALAE IBNR reserves. We selected a fixed percentage of 3.2% based on our analysis of insurance industry averages.
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
     Regarding changes in price levels, for the first six months of 2007 compared to the first half of 2006, Darwin experienced average price decreases of 11.7% and 2.4%, respectively, across its product lines. These decreases follow several years of industry price increases in lines of business that Darwin writes and we believe they are not unusual during the insurance pricing cycle. Without mitigating factors, such as favorable loss emergence, such reductions in prior price levels could result in a commensurate increase in the expected loss and LAE ratio that is utilized in actuarial methodologies.
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
     Darwin establishes its best estimate for liabilities for loss and LAE reserves. Because of the high level of uncertainty regarding the setting of liabilities for loss and LAE reserves, it is the practice of Darwin to engage, at least annually, an outside actuary to evaluate and opine on the reasonableness of these gross and net liabilities. Based on the Company’s analyses and the external actuarial opinions as of December 31, 2006, management believes that the reserves for loss and LAE established as of December 31, 2006 and June 30, 2007 are adequate and represent the best estimate of Darwin’s liabilities. For December 31, 2006, our external actuaries issued unqualified statements of actuarial opinion as to the reasonableness of the reserves for each of DNA and Darwin Select. These unqualified statements were filed with the insurance departments of the respective states of domicile of DNA and Darwin Select (Delaware and Arkansas). The statements of actuarial opinion issued by our external actuaries indicate that the opinions may be relied upon only by the DNA, Darwin Select and the insurance departments of the various states with which the companies file annual statutory statements

     The following tables show the breakdown of our reserves between case reserves, IBNR reserves and ULAE reserves both gross and net of reinsurance:
Gross Loss and LAE Reserves

	At June 30, 2007				At December 31, 2006
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)
Other liability, claims-made	$21,270	$170,737	$4,893	$196,900	$17,779	$135,938	$3,931	$157,648
Other liability, occurrence	10	2,863	77	2,950	—	1,725	47	1,772
Medical Malpractice Liability, claims-made	18,034	99,981	4,469	122,484	15,334	84,952	3,843	104,129

Total	$39,314	$273,581	$9,439	$322,334	$33,113	$222,615	$7,821	$263,549

Percentage of total gross reserves	12.2%	84.9%	2.9%	100.0%	12.6%	84.4%	3.0%	100.0%
Loss and LAE Reserves, Net of Reinsurance

	At June 30, 2007				At December 31, 2006
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total

Other liability, claims-made	$15,943	$105,200	$4,857	$126,000	$14,653	$82,887	$3,895	$101,435
Other liability, occurrence	10	2,274	77	2,361	—	1,364	47	1,411
Medical Malpractice Liability, claims-made	15,020	60,244	4,469	79,733	12,556	48,046	3,843	64,445

Total	$30,973	$167,718	$9,403	$208,094	$27,209	$132,297	$7,785	$167,291

Percentage of total net reserves	14.9%	80.6%	4.5%	100.0%	16.3%	79.0%	4.7%	100.0%
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

     The tables below present the potential changes in Darwin’s gross loss reserves as of June 30, 2007 (assumes no benefit from reinsurance), before and after the effect of tax, that could result based upon changes of the key assumptions underlying our selected loss reserving methodologies:
Pre-Tax

	Change in Loss
	Development / Emergence
	5% Average		5% Average
Change in Expected Loss and LAE Ratio	Decrease	No Change	Increase
	(Dollars in thousands)
5 percentage point increase	$9,348	$20,307	$30,299
No change	(10,315)	—	9,348
5 percentage point decrease	(29,977)	(20,307)	(11,604)
After-Tax (Assumes a 35% tax rate)

	Change in Loss
	Development / Emergence
	5% Average		5% Average
Change in Expected Loss and LAE Ratio	Decrease	No Change	Increase
	(Dollars in thousands)
5 percentage point increase	$6,076	$13,200	$19,695
No change	(6,705)	—	6,076
5 percentage point decrease	(19,485)	(13,200)	(7,543)
     The results summarized above assumed no benefit of reinsurance. The effect of Darwin’s reinsurance program on the scenarios reflected above would depend on the nature of the loss activity that generated a change in loss development/emergence. Darwin’s reinsurance program is predominantly excess of loss in structure and will respond to the occurrence of individual large losses (severity). If the changes were produced by a large number (frequency) of small losses, the reinsurance would not respond and the scenario results would be unchanged.
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
     In conjunction with the renewal of our major reinsurance treaties, effective April 1, 2007 Darwin restructured its reinsurance program. For the Company’s medical malpractice business, it has eliminated the variable-rated aspect of its reinsurance program and standardized the retention to $1 million for all classes of the medical malpractice business. Darwin has secured a $10 million in excess of $1 million cessions treaty. Darwin was able to increase our ceding commission by 1.5% to 24% and added the clinical trials business as a covered class of business. Darwin’s participation in this treaty remains at 15%.
     For the non-medical business, effective April 1, 2007, Darwin entered into a tiered excess of loss program with varying ceding commission rates. For all lines except for D&O and Healthcare E&O, the first tier is a $1 million excess of $1 million, variable rated treaty with a loss cap equal to 300% of ceded premium. For D&O and Healthcare E&O, the first tier is a $3 million excess of $2 million, flat rated excess cession treaty with a 26% ceding commission and a loss cap equal to 275% of ceded premium. In addition, the Company placed a $5 million in excess of $5 million ($10 million in excess of $5 million for A-side D&O, coverage for individual directors and officers for nonindemnifiable losses that a company cannot pay for) flat rated excess cession treaty with a 25% ceding commission and a loss cap equal to 275% of ceded premium. Darwin’s participation in the first layer is 25% and its participation in the second layer is 17.5%. Darwin was able to expand the covered classes to certain of our target business segments (e.g. increased size of tech exposures we can write, expanded financial institutions for certain hedge funds, etc.). Reinsurance remains a key part of our business strategy and management believes that it has positioned the Company well with the restructured treaties as part of this renewal.
     Unpaid ceded reinsurance premium balances payable to the reinsurers are reported as liabilities and estimated ceded premiums recoverable from reinsurers are reported as assets. The ceded premiums recoverable assets due to variable rated contracts are generally recoverable beginning three years after the expiration date of the contract.
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
     Deferred Taxes. Up until the time of the completion of its initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent, Alleghany. For the periods subsequent to its initial public offering Darwin is required to file its own federal income tax return. Alleghany informed us that it planned to include the Darwin results from January 1, 2006 through May 18, 2006 in the parent’s December 31, 2006 consolidated tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2007, net deferred tax assets of $14.7 million were recorded. At June 30, 2007, gross deferred tax assets were $19.8 million and gross deferred tax liabilities were $5.1 million. The net deferred asset at December 31, 2006 was $8.7 million, with gross deferred tax assets of $14.2 million and gross deferred tax liabilities of $5.5 million. The increase in the net deferred tax assets was primarily due to deferred tax assets for discounting of loss and LAE reserves, unearned premium reserves, net unrealized losses on investment securities and accrued expenses.
     Darwin regularly assesses the recoverability of its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible as well as our year to date 2007 taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near or longer term, if estimates of future taxable income during the carryforward period are reduced.
     The critical accounting estimates described above should be read in conjunction with Darwin’s other accounting policies as they are described in Note 2 to the December 31, 2006 consolidated financial statements presented in our 2006 Form 10-K. The accounting policies described in Note 2 require Darwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, but do not meet the level of materiality required for a determination that the accounting policy is a critical accounting policy. On an ongoing basis, Darwin evaluates its estimates, including those related to the value of long-lived assets, bad debts, deferred insurance acquisition costs, and contingencies and litigation. Darwin’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
   New Accounting Standards
     In September 2005, the Accounting Standards Executive Committee issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature of coverage within a contract. Darwin adopted SOP 05-01 as of January 1, 2007, and the implementation did not have a material impact on the Company’s operations or financial condition.
     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155 (SFAS No. 155), Accounting for Certain Hybrid Instruments, an amendment to FASB Statement No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Darwin adopted the provisions of this Statement as of January 1, 2007, and the implementation did not have a material impact on the Company’s results of operations or financial condition.
     In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Darwin adopted the provisions of this Interpretation as of January 1, 2007, and the implementation did not have a material impact on the Company’s results of operations or financial condition.
     In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement provides guidance for using fair value to measure assets and liabilities. The Standard does not expand the use of fair value in any new circumstances. The Standard is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Darwin does not anticipate that this Statement will have a material impact on the Company’s results of operations or financial condition.
     In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” Darwin does not anticipate that this Statement will have a material impact on the Company’s results of operations or financial condition.

Condensed Consolidated Results of Operations
     The following table sets forth our consolidated results of operations and underwriting results (dollars in thousands). All significant inter-company accounts and transactions have been eliminated.

	Three Months Ended			Six Months Ended
	June 30,		% Change	June 30,		% Change
	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006
	(Dollars in thousands)
Insurance Revenues:
Gross premiums written	$65,882	$58,064	13.5%	$140,160	$117,948	18.8%
Ceded premiums written	(16,850)	(21,644)	(22.1)%	(42,186)	(44,740)	(5.7)%

Net premiums written	49,032	36,420	34.6%	97,974	73,208	33.8%
Increase in unearned premiums	(2,654)	(4,466)	(40.6)%	(11,599)	(13,950)	(16.9)%

Net premiums earned	46,378	31,954	45.1%	86,375	59,258	45.8%
Net investment income	5,441	3,763	44.6%	10,680	7,123	49.9%
Realized investment gains (losses)	17	(3)	*	17	(13)	*

Total revenues	51,836	35,714	45.1%	97,072	66,368	46.3%

Costs and Expenses:
Losses and loss adjustment expenses incurred	25,253	21,767	16.0%	50,723	41,031	23.6%
Commissions and brokerage expenses	6,329	3,356	88.6%	11,509	5,988	92.2%
Other underwriting, acquisition and operating expenses	6,760	5,633	20.0%	13,245	10,112	31.0%
Other expenses	2,237	119	1779.8%	2,814	278	912.2%

Total costs and expenses	40,579	30,875	31.4%	78,291	57,409	36.4%

Earnings before income taxes	11,257	4,839	132.6%	18,781	8,959	109.6%

Income tax expense	3,505	1,462	139.7%	5,809	2,794	107.9%

Net earnings	$7,752	$3,377	129.6%	$12,972	$6,165	110.4%

			Change			Change
			2007 vs 2006			2007 vs 200
Underwriting ratios to net premiums earned:
Loss ratio (1)	54.5%	68.1%	(13.6)%	58.7%	69.2%	(10.5)%

Commissions and brokerage expense ratio (2)	13.6%	10.5%	3.1%	13.3%	10.1%	3.2%
Other underwriting, acquisition and operating expense ratio (3)	14.6%	17.7%	(3.1)%	15.4%	17.1%	(1.7)%

Total expense ratio (4)	28.2%	28.2%	(0.0)%	28.7%	27.2%	1.5%

Combined ratio (5)	82.7%	96.3%	(13.6)%	87.4%	96.4%	(9.0)%

Ceded premiums written/gross premiums written	25.6%	37.3%	(11.7)%	30.1%	37.9%	(7.8)%

Net premiums earned/net premiums written	94.6%	87.7%	6.9%	88.2%	80.9%	7.3%

*	Denotes not meaningful.

(1)	Loss ratio is calculated by dividing total incurred losses and loss adjustment expenses by net premiums earned.

(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.

(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.

(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.

Three and Six Month Periods Ended June 30, 2007 Compared to Three and Six Month Periods Ended June 30, 2006
     Net earnings. Darwin reported net earnings of $7.8 million for the quarter ended June 30, 2007 compared to $3.4 million for the quarter ended June 30, 2006 and net earnings of $13.0 million for the six months ended June 30, 2007 compared to $6.2 million for the six months ended June 30, 2006. The increase in net earnings is due primarily to significant increases in net premiums earned (which is the portion of net premiums written that is recognized for accounting purposes as income during a period), favorable development of prior year loss reserves and higher net investment income; partially offset by an increase in total costs and expenses in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006. Darwin reported a combined ratio of 82.7% in the second quarter of 2007 compared with a combined ratio of 96.3% in the second quarter of 2006 and reported a combined ratio of 87.4% for the six months ended June 30, 2007 compared with a combined ratio of 96.4% for the six months ended June 30, 2006. The improvement in combined ratios primarily reflect an increase in net premiums earned which grew at a faster pace than operating expenses as well as favorable development of prior year loss reserves. Darwin recognized approximately $4.3 million in earnings ($2.8 million, net of tax) in the second quarter of 2007, from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation and profit-sharing expenses. For the second quarter of 2006, Darwin recognized approximately $0.6 million ($0.4 million, net after taxes) from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation and profit-sharing expenses. For the six months ended June 30, 2007 and 2006, Darwin recognized approximately $5.2 million in earnings ($3.4 million, net of tax) for 2007 and approximately $0.6 million ($0.4 million, net after taxes) for 2006, from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation and profit-sharing expenses. Darwin’s net investment income increased to $5.4 million in the second quarter of 2007 as compared to $3.8 million in the second quarter of 2006 as a result of an increase in average invested assets and increased to $10.7 million in the first six months of 2007 as compared to $7.1 million in the first six months of 2006 as a result of an increase in average invested assets and an increase in our investment yield.
     Gross premiums written. Gross premiums written were $65.9 million for the quarter ended June 30, 2007, compared to $58.1 million for the quarter ended June 30, 2006, an increase of $7.8 million, or 13.5%. Gross premiums written were $140.2 million for the six months ended June 30, 2007 compared to $117.9 million for the six months ended June 30, 2006, an increase of $22.3 million, or 18.8%. The increase in gross premiums written during the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 reflects significant growth of Darwin’s medical malpractice and E&O lines of business. Of the $65.9 million of gross premiums written in the second quarter of 2006, approximately $23.1 million was attributable to medical malpractice liability business, $31.6 million was attributable to E&O business and $11.2 million was attributable to D&O business. Of the $140.2 million of gross premiums written in the first six months of 2006, approximately $45.8 million was attributable to medical malpractice liability business, $74.4 million was attributable to E&O business and $20.0 million was attributable to D&O business.
     Our medical malpractice liability premiums increased by $1.5 million to $23.1 million for the quarter ended June 30, 2007, compared to $21.6 million for the quarter ended June 30, 2006. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $3.9 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $19.2 million of medical malpractice liability premiums. Medical malpractice liability premiums increased by $3.4 million to $45.8 million for the six months ended June 30, 2007, compared to $42.4 million for the six months ended June 30, 2006. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $13.0 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $32.8 million of medical malpractice liability premiums. Due to competitive pricing pressures, Darwin experienced an average decrease in rate for our medical malpractice liability renewal business in the second quarter of 2007 of approximately 15.2% when compared to the second quarter of 2006, and experienced an average decrease in rate for our medical malpractice liability renewal business in the first six months of 2007 of approximately 10.6% when compared to the first six months of 2006.
     Our E&O gross premiums written increased by $7.1 million to $31.6 million for the quarter ended June 30, 2007, compared to $24.5 million for the quarter ended June 30, 2006 and increased by $19.1 million to $74.4 million for the six months ended June 30, 2007, compared to $55.3 million for the six months ended June 30, 2006. This increase resulted from the writing of new E&O policies for approximately $14.6 million and the renewal of policies for $17.0 million of gross premiums written for the quarter ended June 30, 2007 and the writing of new E&O policies for approximately $32.3 million and the renewal of policies for $42.1 million of gross premiums written for the six months ended June 30, 2007. New business writings were primarily in our managed care, psychologists, lawyers and insurance agents E&O classes of business. Darwin experienced a decrease in average rate for our E&O business in the second quarter of 2007 of approximately 16.1% when compared to the second quarter of 2006 and experienced a decrease in average rate for our E&O business in the first six months of 2006 of approximately 12.3% when compared to the first six months of 2006. These decreases in rate were primarily the result of competitive pricing pressures in our managed care, lawyers and insurance agents E&O classes of business.
     Our D&O gross premiums written decreased by $0.8 million to $11.2 million for the quarter ended June 30, 2007, compared to $12.0 million for the quarter ended June 30, 2006 and decreased slightly by $0.2 million to $20.0 million for the six months ended June 30, 2007, compared to $20.2 million for the six months ended June 30, 2006. This decrease resulted from competitive pricing pressures. We wrote new policies for D&O gross premiums written of approximately $3.0 million for the quarter ended June 30, 2007 and $6.3 million for the six months ended June 30, 2007, primarily for publicly-held companies with market capitalizations of less than $2 billion, and we renewed policies for $8.2 million of gross premiums written for the quarter ended June 30, 2007 and $13.7 million for the six months ended June 30, 2007. Our average premium rate for D&O business renewed in the second quarter of 2007 decreased by 11.6% when compared to the second quarter of 2006 and decreased by 11.7% when compared to the first six months of 2006.
     Ceded premiums written. Ceded premiums written were $16.9 million for the quarter ended June 30, 2007, compared to $21.6 million for the quarter ended June 30, 2006, a decrease of $4.7 million or 22.1%. Ceded premiums written were $42.2 million for the six months ended June 30, 2007, compared to $44.7 million for the six months ended June 30, 2006, a decrease of $2.5 million or 5.7%. The ratio of ceded premiums written to gross premiums written was 25.6% for the quarter ended June 30, 2007 compared to 37.3% for the quarter ended June 30, 2006 and was 30.1% for the six months ended June 30, 2007 compared to 37.9% for the six months ended June 30, 2006. Ceded premiums written were reduced in the quarter by $3.8 million due to a favorable adjustment of the 2003 through 2006 accident year loss results and were reduced for the six months ended June 30, 2007 by $4.2 million due to the favorable adjustments for 2003 through 2006 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2003 through 2006 accident years reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during the 2003 through 2006 accident years. The decrease in ceded premiums written as a percentage of gross premiums written was attributable to the adjustment to ceded premiums described above, the growth in classes of business for which Darwin ceded lesser amounts under our reinsurance contracts and due to the restructuring of our reinsurance program for policies written beginning on April 1, 2007. This new reinsurance program utilized less variable rated reinsurance and will generally reduce the overall cost of reinsurance on each policy.
     Net premiums written. Net premiums written were $49.0 million for the quarter ended June 30, 2007, compared to $36.4 million for the quarter ended June 30, 2006, an increase of $12.6 million or 34.6%. Net premiums written were $98.0 million for the six months ended June 30, 2007, compared to $73.2 million for the six months ended June 30, 2006, an increase of $24.8 million or 33.8%. The growth in net premiums written is attributable to the growth in gross premiums written.
     Net premiums earned. Net premiums earned were $46.4 million for the quarter ended June 30, 2007 compared to $32.0 million for the quarter ended June 30, 2006, an increase of $14.4 million or 45.1%, and were $86.4 million for the six months ended June 30, 2007 compared to $59.3 million for the six months ended June 30, 2006, an increase of $27.1 million or 45.8%. The increase in net premiums earned is attributable to the growth in net premiums written across all lines of business as described above. The ratio of net premiums earned to net premiums written was 94.6% for the quarter ended June 30, 2007 and 87.7% for the quarter ended June 30, 2006 and was 88.2% for the six months ended June 30, 2007 and 80.9% for the six months ended June 30, 2006. The increase in the ratio of net premiums earned to net premiums written for the three and six months ended June 30, 2007 compared to the same three and six month periods in 2006 was due primarily to the reduction of ceded premiums written and earned on prior accident year results recorded in connection with the favorable loss reserve development on those years, as described above.
     Net investment income and realized investment gains (losses). Net investment income increased to $5.4 million for the quarter ended June 30, 2007 compared to $3.8 million for the quarter ended June 30, 2006, an increase of $1.6 million, or 44.6%, and net investment income increased to $10.7 million for the six months ended June 30, 2007 compared to $7.1 million for the six months ended June 30, 2006, an increase of $3.6 million, or 49.9%. These increases in net investment income were the result of an increase in average invested assets as of June 30, 2007 compared to June 30, 2006 primarily due to the growth in our business. The book investment yield was 4.73% on investments held at June 30, 2007 as compared to 4.22% on investments held at June 30, 2006. The increase in book investment yield was primarily attributable to the investments in 2007 of operating cash flows and a portion of December cash account balances at higher yields than the book yield on investments held at June 30, 2006. Darwin recognized realized gains of $17 thousand in the second quarter of 2007 compared to $3 thousand of realized losses in the second quarter of 2006 and realized gains of $17 thousand in the first six months of 2007 compared to $13 thousand in realized losses in the first six months of 2006.

     Losses and LAE incurred. Losses and LAE incurred was $25.3 million for the quarter ended June 30, 2007 compared to $21.8 million for the quarter ended June 30, 2006, an increase of $3.5 million or 16.0%. Losses and LAE incurred was $50.7 million for the six months ended June 30, 2007 compared to $41.0 million for the six months ended June 30, 2006, an increase of $9.7 million or 23.6%. Losses and LAE incurred increased over the comparable periods for the prior year due to the estimated losses on the increased premium volume in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006, offset by actual and anticipated reinsurance recoveries for the losses (including a provision for recoveries on IBNR losses and LAE). The increase in losses and LAE primarily reflects increased net premiums earned. During the second quarter of 2007, Darwin recognized favorable loss development of $3.0 million net of anticipated reinsurance recoveries on the 2003 through 2006 accident years. For the six months ended June 30, 2007, Darwin recognized favorable loss development of $3.8 million net of anticipated reinsurance recoveries on the 2003 through 2006 accident years. Darwin’s loss ratio for the quarter ended June 30, 2007 decreased to 54.5% compared to 68.1% for the quarter ended June 30, 2006. Darwin’s loss ratio for the six months ended June 30, 2007 decreased to 58.7% compared to 69.2% for the six months ended June 30, 2006. The decrease in loss ratio for the second quarter of 2006 compared to the same period in 2006 was primarily due to the adjustments totaling $6.8 million ($3.0 million to net losses incurred and $3.8 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 through 2006 accident years. The decrease in loss ratio for the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to the adjustments totaling $8.0 million ($3.8 million to net losses incurred and $4.2 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 through 2006 accident years.
     Commissions and brokerage expenses. Commissions and brokerage expenses were $6.3 million for the quarter ended June 30, 2007 compared to $3.4 million for the quarter ended June 30, 2006, an increase of $2.9 million or 88.6%. Commissions and brokerage expenses were $11.5 million for the six months ended June 30, 2007 compared to $6.0 million for the six months ended June 30, 2006, an increase of $5.5 million or 92.2%. The ratio of commissions and brokerage expenses to net premiums earned increased to 13.6% for the quarter ended June 30, 2007 from 10.5% for the quarter ended June 30, 2006 and increased to 13.3% for the six months ended June 30, 2007 from 10.1% for the six months ended June 30, 2006. The increase in commissions and brokerage expenses is attributable to growth in net premiums earned as well as the increase in the overall commissions paid as a percentage of net premiums earned. The increase in the commission and brokerage expense ratio for the three months and six months ended June 30, 2007 compared to the same periods of 2006 is due to changes in mix of business as well as profit sharing expenses associated with certain program administrators whose arrangements allow for participation in the favorable loss development recognized in the second quarter of 2007. For certain of our classes of business, particularly business written for insureds with smaller average premiums and risk profiles, the commission rate was higher. In addition, Darwin raised its commission rates on new business during the first quarter of 2007, resulting in higher average commission rates being paid on our overall business.
     Other underwriting, acquisition and operating expenses. Other underwriting, acquisition and operating expenses were $6.8 million for the quarter ended June 30, 2007 compared to $5.6 million for the quarter ended June 30, 2006, an increase of $1.2 million or 20.0%. Other underwriting, acquisition and operating expenses were $13.2 million for the six months ended June 30, 2007 compared to $10.1 million for the six months ended June 30, 2006, an increase of $3.1 million or 31.0%. The increase is primarily attributable to an increase in personnel costs incurred to support the growth in premiums and general expenses incurred in connection with the expansion of our business. The ratio of other underwriting, acquisition and operating expenses to premiums earned decreased to 14.6% for the quarter ended June 30, 2007 from 17.7% for the quarter ended June 30, 2006. The ratio of other underwriting, acquisition and operating expenses to premiums earned decreased to 15.4% from 17.1% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
     Darwin’s total expense ratio was 28.2% for each of the quarters ended June 30, 2007 and June 30, 2006. Darwin’s total expense ratio increased to 28.7% for the first six months of June 30, 2007 compared to 27.2% for the six months ended June 30, 2006. The increase in the total expense ratio for the first six months ended June 30, 2007 compared to the first six months of 2006 is due primarily to the increase in commission expense partially offset by decreases in operating expenses as a percentage of net premiums earned. Growth in our business has been at a greater rate than our operating expenses, which has allowed us to spread our other underwriting, acquisition and operating expenses over a larger premium base.
     Other expenses. Other expenses incurred were $2.2 million for the quarter ended June 30, 2007 compared to $0.1 million for the quarter ended June 30, 2006, an increase of $2.1 million. Other expenses incurred were $2.8 million for the first six months ended June 30, 2007 compared to $0.3 million for the six months ended June 30, 2006, an increase of $2.5 million. These expenses were primarily attributable to Darwin’s long-term incentive plan which is based on net underwriting profitability. The increase in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 is primarily due to the more favorable underwriting results primarily attributable to the favorable loss development recognized in the second quarter of 2007, as noted above.

     Income tax expense. Income tax expense incurred was $3.5 million for the quarter ended June 30, 2007 compared to $1.5 million for the quarter ended June 30, 2006, an increase of $2.0 million. Income tax expense incurred was $5.8 million for the six months ended June 30, 2007 compared to $2.8 million for the six months ended June 30, 2006, an increase of $3.0 million. These increases were due to the increased profitability for the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006, partially offset by a decrease in the effective tax rate. The effective tax rate increased to 31.1% for the quarter ended June 30, 2007 from 30.2% for the quarter ended June 30, 2006. The increase in the effective tax rate was attributable primarily to the reserve reductions noted above, which are taxed at a marginal corporate tax rate of 35%, partially offset by an increase in the portion of net investment income received on tax-exempt municipal securities. The effective tax rate decreased to 30.9% for the six months ended June 30, 2007 from 31.2% for the six months ended June 30, 2006. The decrease in effective tax rate was attributable primarily to an increase in the portion of net investment income received on tax-exempt municipal securities.
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
     Darwin Select has approximately $2.3 million available in 2007 for ordinary dividends to DNA without prior regulatory approval. DNA would not be permitted to dividend this amount to DPUI without receiving approval from the Delaware Insurance Department. Darwin Select did not pay any dividends in the first six months of 2007 or in 2006.
     Credit Agreement. On March 23, 2007, Darwin entered into a three-year secured credit agreement (“Credit Agreement”) with a bank syndicate, providing commitments for revolving credit loans in an aggregate principal amount of up to $25.0 million. The loan is secured by the common stock of Darwin Group. Borrowing under the Credit Agreement is intended to be used for general corporate purposes and for strategic merger and acquisition purposes. The cost of funds drawn down would be at an annual interest rate of LIBOR plus 112.5 basis points. The Credit Agreement also has a commitment fee of 0.25% per annum for any unused amount of the aggregate principal amount. The Credit Agreement contains certain covenants requiring DPUI to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0, a covenant limiting DPUI’s debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. Darwin must also have a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. At June 30, 2007, Darwin was in full compliance with the Credit Agreement’s requirements and restrictions. There were no borrowings outstanding under the Credit Agreement as of June 30, 2007.
     Off Balance Sheet Arrangements. Darwin did not have any off balance sheet arrangements as of June 30, 2007 and December 31, 2006.

   Darwin Consolidated Financial Position
     Capital Resources. Total stockholders’ equity increased to $227.4 million as of June 30, 2007 from $217.9 million as of December 31, 2006, an increase of $9.5 million or 4.4%. The increase was primarily due to the net income for the six months ended June 30, 2007 of $13.0 million, and $0.4 million of stock-based compensation during the period offset by $3.9 million of unrealized losses after taxes on fixed maturity securities.
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
     The Company’s registration statement filed with the Securities and Exchange Commission in connection with an initial public offering of common stock was declared effective on May 18, 2006 for the issuance of 5,217,391 shares of common stock at an initial offering price of $16.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 782,609 shares of common stock were issued at the $16.00 per share initial public offering price. Gross proceeds from the sale of the 6,000,000 shares of common stock were $96.0 million. Total costs associated with the initial public offering included $9.7 million of underwriting costs and offering expenses. Net proceeds from the offering, after deducting underwriting costs and offering expenses, were $86.3 million.
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
     Book Value Per Common Share. As of June 30, 2007, DPUI’s book value per common share was $13.36 per share and the tangible book value per common share was $12.93 per share. This compares to the book value per common share of $12.78 per share and the tangible book value per common share of $12.35 per share as of December 31, 2006. Tangible book value per common share is determined by dividing our tangible book value (total assets excluding intangible assets less total liabilities) by the number of our common shares outstanding on the date that the book value is determined. The Company believes that the change in tangible book value per common share over time is an important indicator for investors as to the long-term common share value of the Company.
     Cash Flows. We have three primary types of cash flows: (1) cash flows from operating activities, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) cash flows from investing activities related to the purchase, sale and maturity of investments as well as realized gains and losses on sales of investments, and (3) cash flows from financing activities that impact our capital structure, such as capital contributions, changes in paid-in capital and shares outstanding.
     For the six months ended June 30, 2007, there was a net decrease in cash of $21.0 million as the Company invested excess cash in fixed income securities and short-term investments. The Company purchased $66.9 million of short-term investments and fixed maturity securities during the six months ended June 30, 2007 with available cash balances and cash flow from operating activity. Cash flow from operating activities increased in the first six months of 2007 to $54.7 million compared to $50.1 million for the first six months of 2006, due primarily to an increase in premium volume and limited paid loss activity on current and prior accident years. Cash flows used in investing activities increased in the first six months of 2007 to $75.6 million compared to $37.9 million for the first six months of 2006 primarily due to the fact that in 2007 a greater amount of cash flows generated from operations and available cash balances was invested in our investment portfolio.

     The following table summarizes these cash flows for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities	$54,654	$50,073
Cash flows used in investing activities	(75,649)	(37,921)
Cash flows from financing activities	—	—

Net increase (decrease) in cash	$(20,995)	$12,152

Paid losses and loss adjustment expenses...	$9,920	$4,339

     At June 30, 2007, we had cash, short-term investments and other investments of $475.2 million, including cash, short-term investments and fixed maturities due within one year of approximately $64.3 million and fixed maturities of $76.1 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represent 13.5% of Darwin’s total investment portfolio and cash balances at June 30, 2007. At December 31, 2006, we had cash, short-term investments and other investments of $426.3 million. Included in our December 31, 2006 portfolio were cash, short-term investments and fixed maturities due within one year of approximately $103.5 million and fixed maturities of $67.6 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represented 24.3% of Darwin’s total investment portfolio and cash balances at December 31, 2006. In accordance with our investment guidelines in 2007, our external investment manager has purchased longer-duration fixed maturities with these funds. We believe that cash generated by operations and cash generated by investments will provide sufficient sources of liquidity to meet our anticipated needs over the foreseeable future.
     Contractual Obligations. We have certain obligations to make future payments under contracts and commitments. At June 30, 2007, long-term aggregate contractual obligations and commitments were as follows:

			More Than	More Than
			1 Year But	3 Years But	More Than
Contractual Obligations	Total	Within 1 Year	Within 3 Years	Within 5 Years	5 Years
	(Dollars in thousands)
Operating lease obligations	$2,978	$678	$1,500	$800	$—
Other long-term liabilities reflected on consolidated balance sheet under GAAP(1)	5,208	3,325	1,733	150	—
Loss and LAE reserves	322,334	76,772	159,405	35,190	50,967

Total	$330,520	$80,775	$162,638	$36,140	$50,967

(1)	Other long-term liabilities primarily reflect Darwin’s long-term incentive plan obligations.
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
     Investments. We utilize a third-party investment manager, General Re-New England Asset Management, to manage our investments. We have provided our investment manager with investment guidelines and our Board of Directors reviews our investment performance and the investment manager’s compliance with our investment guidelines on a quarterly basis. We believe that we have a conservative approach to our investment and capital management strategy with an objective of providing a stable source of income and preserving capital to offset underwriting risk. We maintain an investment portfolio representing funds that have not yet been paid out as claims, as well as the capital we hold for our stockholders. As of June 30, 2007, our investment portfolio had a fair value of $469.3 million, an increase of $69.9 million over the December 31, 2006 investment portfolio fair value of $399.4 million. The increase in invested assets at June 30, 2007 when compared to December 31, 2006 was primarily due to investment of a portion of December cash balances and cash flows from operations. Our investment portfolio consists of fixed maturities and short-term investment securities. We currently do not have any equity securities in our portfolio.
     The following table presents the fair value amounts and percentage distributions of investments as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Fixed maturities securities:
U.S. Government and government agencies	$24,979	5.3%	$22,239	5.6%
State and municipal	207,282	44.2%	129,743	32.5%
Mortgage/asset-backed securities	116,049	24.7%	106,615	26.7%
Corporate and other	70,271	15.0%	71,249	17.8%

Total fixed maturities	418,581	89.2%	329,846	82.6%
Short term investments	50,722	10.8%	69,537	17.4%

Total investments	$469,303	100.0%	$399,383	100.0%

     The following table presents the book and tax-equivalent yields on our investments at June 30, 2007 and 2006:

	At June 30,
	2007	2006
Book yield on all investments	4.73%	4.79%

Tax-equivalent yield on all investments	5.53%	5.36%

     The table below compares total return on our total investments to a comparable public index. While there are no directly comparable indices to our portfolio, the Lehman Intermediate Aggregate Bond Index is a widely used industry benchmark. Both our performance and the indices include changes in unrealized gains and losses.

	For the Six Months
	Ended June 30,
	2007	2006
Return on total investments	1.41%	1.14%

Lehman intermediate agg. bond index	1.22%	(0.13)%

     Our fixed-income portfolio is invested in investment grade bonds. The National Association of Insurance Commissioners (NAIC) assigns ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our fixed income portfolio by independent rating agency and comparable NAIC designations as of June 30, 2007 and December 31, 2006:

Financial		June 30, 2007		December 31, 2006
Strength	NAIC	Fair	%	Fair	%
Ratings (1)	Designation	Value	Total	Value	Total
		(Dollars in thousands)
AAA	1	$311,618	74.5%	$233,228	70.7%
AA +	1	17,102	4.1%	11,603	3.5%
AA	1	27,298	6.5%	21,278	6.5%
AA-	1	13,506	3.2%	10,180	3.1%
A+	1	9,759	2.3%	13,379	4.1%
A	1	18,671	4.5%	18,865	5.7%
A-	1	16,745	4.0%	17,403	5.3%
BBB+	2	3,404	0.8%	3,415	1.0%
BBB	2	478	0.1%	495	0.2%

Total fixed maturities		$418,581	100.0%	$329,846	100.0%

(1)	Ratings are the lowest rating assigned by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc, or by Moody’s Investors Service. Where not available from either rating agency, ratings are determined by other independent sources.
     The maturity distribution of fixed maturity securities held as of June 30, 2007 and December 31, 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2007		At December 31, 2006
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Due in one year or less	$7,675	1.8%	$7,106	2.2%
Due after one year through five years	76,122	18.2%	67,565	20.5%
Due after five years through ten years	69,336	16.6%	32,003	9.7%
Due after ten years	149,399	35.7%	116,557	35.3%
Mortgage backed securities	116,049	27.7%	106,615	32.3%

Total fixed maturities	$418,581	100.0%	$329,846	100.0%

     As of June 30, 2007, the average option adjusted duration of our fixed-income portfolio was 4.05 years compared to 3.99 years as of December 31, 2006. The increase in our investment duration at June 30, 2007 is due to a significant increase in the portfolio resulting from our cash flow from operations and our decision to invest in tax-exempt fixed maturities with longer durations where we believe the tax equivalent yield provided superior investment return opportunities. The concept of average option adjusted duration takes into consideration the probability of having the various option features associated with many of the fixed-income investments we hold exercised. Fixed maturity securities are frequently issued with call provisions which provide the ability to adjust the maturity of the security at the option of the issuer.
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

     An investment in a fixed maturity security which is available for sale is impaired if its fair value falls below its amortized cost, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes a current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery. As of June 30, 2007, Darwin did not own any fixed maturity securities which were considered to be impaired.
     The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2007.

	June 30, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of investment	Value	Loss	Value	Loss	Value	Loss
			(Dollars in thousands)
U.S. Government bonds	$17,105	$(129)	$7,873	$(104)	$24,978	$(233)
State and municipal bonds	136,600	(1,906)	1,888	(35)	138,488	(1,941)
Mortgage/asset-backed securities	101,396	(1,796)	1,512	(33)	102,908	(1,829)
Corporate bonds and notes	42,716	(560)	4,608	(84)	47,324	(644)

Total fixed maturities	$297,817	$(4,391)	$15,881	$(256)	$313,698	$(4,647)

     The unrealized losses on fixed maturity securities are primarily interest rate related. The Company’s unrealized loss increased $3.8 million from December 31, 2006 to June 30, 2007 due to the change in the market interest rates during the period. Each of the fixed maturity securities with an unrealized loss at June 30, 2007 has a fair value that is greater than 95.4% of its amortized cost. Of the 21 securities that have been in an unrealized loss position for longer than 12 months, 6 are U.S. Treasury securities and each of the remaining securities has a fair value that is greater than 96.9% of its amortized cost. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment, and none is rated below investment grade. Based on management’s review of the factors above, no securities are considered to be other-than-temporarily impaired.
     Given recent rating agency actions on sub-prime securities, we performed additional procedures to test for any impairments on our mortgage/asset-backed securities that are classified as sub-prime mortgage obligations. As of June 30, 2007, we hold sub-prime fixed income securities totaling $4.5 million. This amount was $7.4 million as of March 31, 2007. All of these securities (6 in total) are currently rated AAA and none are currently under watch by a major rating agency. In addition, the remaining average life of each of these securities is less than 1.3 years and all are currently paying down their balances. The net total unrealized gain on these securities as of June 30, 2007 was less than a $1,000 gain. As such, we don’t believe we have any other-than-temporarily impaired fixed income securities classified as “sub-prime.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss from adverse changes in market prices that results from factors such as changes in interest rates, foreign currency exchange rates and commodity prices. The primary risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. Our investment portfolios may contain, from time to time, debt securities with fixed maturities that are exposed to both risk related to adverse changes in interest rates and/or individual credit exposure changes, as well as equity securities which are subject to fluctuations in market value. Darwin has purchased no equity securities to date and holds its debt securities as available for sale. Any changes in the fair value of these securities, net of tax, would be reflected in Darwin’s accumulated other comprehensive income as a component of stockholders’ equity.
     The table below presents a sensitivity analysis of the debt securities of Darwin that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we measure the potential change of + / — 100, + /-200, and + /-300 basis point range of change in interest rates to determine the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2007 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security.
Sensitivity Analysis at
At June 30, 2007

Interest Rate Shifts (in basis points)	-300	-200	-100	+0	+100	+200	+300
	(Dollars in thousands)
Fixed Maturity Securities
Portfolio value	$471,574	$453,156	$435,660	$418,581	$401,795	$385,554	$370,193
Change	52,993	34,575	17,079	—	(16,786)	(33,027)	(48,388)
% Change	12.66%	8.26%	4.08%	0.00%	(4.01)%	(7.89)%	(11.56)%
Item 4. Controls and Procedures
     Darwin maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
     During the third quarter of 2006, the Company created and staffed its own internal audit function, reporting directly to the Audit Committee of the Board of Directors, with responsibility to plan and perform a number of the internal audits previously performed by Alleghany’s internal audit staff. In connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act (the “Rules”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that other than as stated in the immediately preceding sentence, there was no change in the Company’s internal control over financial reporting (as that term is defined in the Rules) that occurred during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1a. Risk Factors
     The material risks affecting the Company and its performance are discussed in our 2006 Form 10-K under the caption “Risk Factors,” and there have been no material changes from the risk factors disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on May 4, 2007 at the Company’s headquarters in Farmington, CT. In an uncontested election, ten nominees of the Board of Directors were re-elected for one-year terms expiring on the date of the Annual Meeting in 2008. The votes were as follows:

	For	Withheld
R. Bruce Albro	15,459,274	234,008
Phillip N. Ben-Zvi	15,531,149	162,133
Christopher K. Dalrymple	13,837,387	1,855,899
Weston M. Hicks	13,589,266	2,104,016
William C. Popik	15,525,063	168,219
George M. Reider, Jr.	15,525,063	168,219
John L. Sennott, Jr.	13,765,764	1,927,518
Stephen J. Sills	13,865,239	1,828,043
James P. Slattery	13,864,987	1,828,295
Irving B. Yoskowitz	15,459,274	234,008
     The results of voting on Proposals 2 through 4 (as numbered in the Proxy Statement for the 2007 Annual Meeting of Stockholders) were as follows:
Proposal 2: Management proposal to approve the Company’s 2006 Stock Incentive Plan:

Number of Votes
For	12,080,317
Against	2,024,920
Abstain	22,560
Broker non-votes	1,565,485
Proposal 3: Management proposal to approve the Company’s Stock and Unit Plan for Non-employee Directors:

Number of Votes
For	13,942,695
Against	159,768
Abstain	25,334
Broker non-votes	1,565,485

Proposal 4: Appointment of KPMG LLP as independent auditors for 2007:

Number of Votes
For	15,671,404
Against	20,449
Abstain	1,429
Broker non-votes
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

Date: August 6, 2007