Form 10-Q
period 2007-09-30
Darwin Professional Underwriters Inc
filed 2007-11-07
CIK 1355795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at November 5, 2007 was 17,025,501 shares.

Darwin Professional Underwriters, Inc.

Quarterly Report on Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS:
Available for sale securities, at fair value:
Equity securities (cost: 2007, $4,000)	$3,936	$—
Fixed maturity securities (amortized cost: 2007, $447,265; 2006, $328,201)	448,130	329,846
Short-term investments, at cost which approximates fair value	70,059	69,537

Total investments	522,125	399,383

Cash	6,429	26,873
Premiums receivable (net of allowance for doubtful accounts of $75 as of September 30, 2007 and December 31, 2006)	24,760	31,094
Reinsurance recoverable on paid and unpaid losses	126,448	96,371
Ceded unearned reinsurance premiums	42,870	44,742
Deferred insurance acquisition costs	14,064	12,724
Property and equipment at cost, less accumulated depreciation	1,839	1,895
Intangible assets	7,306	7,306
Net deferred income tax asset	14,367	8,720
Other assets	13,362	6,156

Total assets	$773,570	$635,264

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Loss and loss adjustment expense reserves	$357,016	$263,549
Unearned premium reserves	138,670	123,796
Reinsurance payable	18,730	21,385
Current income taxes payable	6,399	865
Accrued expenses and other liabilities	12,952	7,819

Total liabilities	533,767	417,414
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock; $0.01 par value; authorized 50,000,000 shares; issued and outstanding 17,025,501 shares at September 30, 2007 and 17,047,222 shares at December 31, 2006.	170	170
Additional paid-in capital	204,234	203,095
Retained earnings	34,881	13,548
Accumulated other comprehensive income	518	1,037

Total stockholders’ equity	239,803	217,850

Total liabilities and stockholders’ equity	$773,570	$635,264

See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned	$45,453	$34,971	$131,828	$94,229
Net investment income	5,812	4,512	16,492	11,635
Net realized investment gains (losses)	(43)	(11)	(26)	(24)

Total revenues	51,222	39,472	148,294	105,840

Costs and expenses:
Losses and loss adjustment expenses	25,965	24,205	76,688	65,236
Commissions and brokerage expenses	5,598	4,166	17,107	10,154
Other underwriting, acquisition and operating expenses	7,241	5,305	20,486	15,417
Other expenses	1,412	42	4,226	320

Total costs and expenses	40,216	33,718	118,507	91,127

Earnings before income taxes	11,006	5,754	29,787	14,713

Income tax expense	2,645	1,748	8,454	4,542

Net earnings	$8,361	$4,006	$21,333	$10,171

Basic earnings per share:
Net earnings per share	$0.51	$0.25	$1.31	$1.01

Weighted average shares outstanding	16,557,816	15,877,995	16,289,911	7,657,449

Diluted earnings per share:
Net earnings per share	$0.49	$0.23	$1.25	$0.61

Weighted average shares outstanding	17,060,291	17,049,558	17,072,500	16,693,695

See accompanying notes to Condensed Consolidated Financial Statements.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by (used for) operating activities:
Net earnings	$21,333	$10,171
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred insurance acquisition costs	(21,355)	(14,538)
Amortization of insurance acquisition costs	20,015	10,115
Deferred income taxes	(5,321)	(2,366)
Depreciation	524	430
Net realized investment (gains) losses	26	24
Amortization of investment discounts and premiums	(2,096)	(3,012)
Stock-based compensation expense	822	568
Change in:
Premiums receivable	6,334	(135)
Reinsurance recoverable on paid and unpaid losses	(30,077)	(32,961)
Ceded unearned reinsurance premiums	1,872	(10,849)
Current income taxes payable	5,534	3,271
Other assets	(6,955)	(3,894)
Loss and loss adjustment expense reserves	93,467	91,841
Unearned premium reserves	14,874	31,755
Reinsurance payable	(2,655)	10,669
Accrued expenses and other liabilities	5,133	(1,735)

Net cash provided by (used for) operating activities	101,475	89,354
Cash flows provided by (used for) investing activities:
Proceeds from sales of available-for-sale securities	76,533	485
Maturities of available-for-sale securities	28,316	21,801
Purchases of available-for-sale securities	(228,732)	(204,898)
Net (purchases) sales of short-term investments	2,366	110,156
Due from/to brokers for unsettled trades	(250)	721
Purchases of fixed assets	(468)	(455)
Acquisition of Insurance Company, net of cash acquired	—	(214)

Net cash provided by (used for) investing activities	(122,235)	(72,404)
Cash flows provided by (used for) financing activities:
Proceeds from issuance of common stock	—	96,000
Issuance costs	—	(9,712)
Redemption of Series A Preferred Stock	—	(2,297)
Redemption of Series C Preferred Stock	—	(2,465)
Redemption of Series B Convertible Preferred Stock	—	(81,526)
Tax benefit on stock compensation plans	292	302
Issuance of common stock – employee stock options	24	—

Net cash provided by (used for) financing activities	316	302
Net increase (decrease) in cash	(20,444)	17,252
Cash, beginning of period	26,873	10,255

Cash, end of period	$6,429	$27,507

Supplemental disclosures of cash flow information:
Cash paid for federal and state income taxes	$7,949	$3,332

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

DPUI was formed in March 2003 as an underwriting manager for certain insurance company subsidiaries of Alleghany, a publicly traded company, pending the establishment or acquisition of separate insurance companies for the DPUI business. Effective September 1, 2003, DPUI entered into underwriting management agreements with three wholly-owned subsidiaries of Alleghany, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, and Platte River Insurance Company (collectively, the Capitol Companies), to underwrite and administer specialty liability insurance business. DPUI’s specialty liability insurance business consists primarily of directors and officers liability (D&O), errors and omissions liability (E&O), medical malpractice liability insurance, and beginning in the third quarter of 2007, general liability.

On February 3, 2004, Darwin Group, Inc. (Darwin Group), a wholly-owned subsidiary of AIHL, was formed as an insurance holding company for the purpose of acquiring Darwin National Assurance Company (DNA). DNA was acquired on May 3, 2004 as a wholly-owned subsidiary of Darwin Group. As of October 31, 2007, DNA is licensed to write property and casualty insurance on an admitted basis in 50 jurisdictions (including the District of Columbia) and is eligible to operate on an excess and surplus lines basis in one additional state (Arkansas). On May 2, 2005, DNA acquired Darwin Select Insurance Company (Darwin Select), as a wholly-owned insurance company subsidiary. As of October 31, 2007, Darwin Select is licensed to write property and casualty insurance on an admitted basis in Arkansas (its state of domicile) and is eligible to operate on an excess and surplus lines basis in 48 additional states. Effective as of January 1, 2006, Darwin Group was contributed by Alleghany to DPUI (see Note 1(b)).

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

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

(c) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Darwin have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. This report should be read in conjunction with the Annual Report of Darwin on Form 10-K for the year ended December 31, 2006. The condensed consolidated financial statements at September 30, 2007 are unaudited, but reflect all adjustments (consisting of normal recurring adjustments and the elimination of intercompany transactions and balances) which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future period. The condensed consolidated balance sheet has been derived from the December 31, 2006 audited consolidated financial statements, but does not include all of the information disclosures required by GAAP. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates.

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

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement provides guidance for using fair value to measure assets and liabilities. The Statement does not expand the use of fair value in any new circumstances. The Statement is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Darwin does not anticipate that this Statement will have a material impact on the Company’s results of operations or financial condition.

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Darwin does not anticipate that this Statement will have a material impact on the Company’s results of operations or financial condition.

(3) Investments

During the third quarter of 2007, Darwin purchased certain perpetual preferred stocks which are classified as equity securities. The Company classifies equity securities as available for sale and records the securities at fair value. Fair value of equity securities is determined from quoted market prices. Unrealized gains and losses during the year, net of the related tax effect, are excluded from earnings and reflected in other comprehensive income (loss) and the cumulative effect is reported as a separate component of stockholders’ equity until realized.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

(4) Reinsurance

Reinsurance Effect on Operations

Net premiums written, net premiums earned, and net losses and loss adjustment expenses (LAE) incurred including reinsurance activity for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Premiums Written:
Direct premiums written	$60,735	$50,593	$175,935	$131,788
Assumed premiums written - Capitol Companies	7,557	14,834	31,705	50,874
Assumed premiums written	1,014	—	1,826	713
Ceded premiums written	(18,706)	(23,500)	(60,892)	(68,240)

Net premiums written	$50,600	$41,927	$148,574	$115,135

Net Premiums Earned:
Direct premiums earned	$54,109	$30,748	$152,537	$62,119
Assumed premiums earned - Capitol Companies	12,035	24,805	41,273	89,242
Assumed premiums earned	414	178	782	258
Ceded premiums earned	(21,105)	(20,760)	(62,764)	(57,390)

Net premiums earned	$45,453	$34,971	$131,828	$94,229

Net Losses and LAE Incurred:
Direct losses and LAE incurred	$34,565	$21,386	$95,772	$41,170
Assumed losses and LAE incurred - Capitol Companies	3,181	14,849	13,984	56,948
Assumed losses and LAE incurred - other	259	119	482	172
Ceded losses and LAE incurred	(12,040)	(12,149)	(33,550)	(33,054)

Net losses and LAE incurred	$25,965	$24,205	$76,688	$65,236

The net premiums written table above presents our gross premiums written on the policies of the Capitol Companies (Assumed premiums written — Capitol Companies) as well as gross premiums written directly and assumed on the policies of DNA and Darwin Select (Direct and assumed premiums written). Since each of our insurance company subsidiaries obtained its own A.M. Best rating of “A—” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries are not currently licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions, and DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our future business on policies of our insurance company subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. For the three and nine month periods ended September 30, 2007, we wrote $7.6 million and $31.7 million, respectively, of gross premiums through our arrangement with the Capitol Companies, representing 11.0% and 15.1%, respectively, of the total gross premiums produced by DPUI. For the three and nine month periods ended September 30, 2006, we wrote $14.8 million and $50.9 million, respectively, of gross premiums through our arrangement with the Capitol Companies, representing 22.6% and 27.8%, respectively, of the total gross premiums produced by DPUI.

As discussed in the 2006 Form 10-K, Darwin reinsures all of its lines of business through a program consisting primarily of excess of loss reinsurance treaties. In conjunction with the renewal of the major reinsurance treaties, effective April 1,

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

2007, Darwin restructured its reinsurance program. For the medical malpractice treaty, the Company eliminated the variable-rated aspect of our reinsurance program, standardized the retention to $1 million for all classes and secured a $10 million in excess of $1 million cessions treaty. Darwin was also able to increase the ceding commission by 1.5% to 24%, add the clinical trials business as a covered class of business, and maintain its 15% participation in this treaty. For the professional lines and managed care E&O treaties, the program was also restructured effective April 1, 2007, with Darwin entering into a tiered excess of loss program with varying coverage by lines and varying ceding commission rates. The first tier, for all lines covered by these treaties (except for commercial, financial institutions and healthcare D&O and financial institutions and managed care E&O), is a $1 million excess of $1 million, variable rated treaty with a loss cap equal to 300% of ceded premium in which Darwin’s participation is 25%. The second tier, which covers all classes of professional and managed care lines covered by the treaties, is a $3 million excess of $2 million, flat rated excess cession treaty with a 26% ceding commission and a loss cap equal to 250% of ceded premium in which Darwin’s participation is 25%. The Company has a third tier of $5 million in excess of $5 million for all classes covered under the professional lines and managed care treaties (except for $10 million in excess of $5 million for director-only liability (A-side D&O), private and not for profit D&O, and primary insurance agents E&O), that is a flat rated excess cession with a 25% ceding commission and a loss cap equal to 250% of ceded premium in which Darwin’s participation is 15%. In addition, Darwin has a fourth tier which is a renewal of the managed care E&O treaty with a layer of $10 million in excess of $10 million, with expanded coverage to provide an additional $5 million in excess of $15 million for A-side D&O capability in which Darwin’s participation is 10% and the maximum recoverable is $50 million. Darwin did not renew the i-bind quota share treaty which expired March 31, 2007. The new general liability line, beginning in the third quarter of 2007, is included under the professional lines treaty second and third tiers.

Ceded premiums written were reduced for the three months ended September 30, 2007 by $754 due to a favorable adjustment of the 2004 through 2006 accident year loss results and were reduced for the nine months ended September 30, 2007 by $4,952 also due to the favorable adjustments for 2003 through 2006 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2003 through 2006 accident years reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during the 2003 through 2006 accident years.

In September 2006, the Company established three reinsurance security trusts with sufficient assets to adequately collateralize the reinsurance obligations to the Capitol Companies for the amounts assumed by Darwin. The trust balances are adjusted on a quarterly basis to ensure that the assets held in trust are sufficient to meet Darwin’s obligations to the Capitol Companies under the reinsurance agreements between the Capitol Companies and Darwin. The investments held in the trusts had a market value of $224,334 as of September 30, 2007 and are included in total investments on the Condensed Consolidated Balance Sheets.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

(5) Loss and LAE Reserves

The following table provides a reconciliation of the beginning and ending loss and LAE reserves, net of reinsurance, as shown in the Company’s condensed consolidated financial statements for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross reserves balance at beginning of period	$322,334	$195,914	$263,549	$138,404
Less reinsurance recoverables on unpaid losses	(114,240)	(72,047)	(96,258)	(51,229)

Net reserves balance at beginning of period	208,094	123,867	167,291	87,175
Incurred losses and LAE, net of reinsurance, related to:
Current period	29,787	24,352	84,359	65,724
Prior periods	(3,822)	(147)	(7,671)	(488)

Total loss and LAE incurred	25,965	24,205	76,688	65,236

Paid losses and LAE, net of reinsurance, related to:
Current period	1,619	607	3,062	1,463
Prior periods	1,419	1,684	9,896	5,167

Total paid losses and LAE	3,038	2,291	12,958	6,630

Net reserve balance at September 30,	231,021	145,781	231,021	145,781
Plus reinsurance recoverables on unpaid losses	125,995	84,149	125,995	84,149

Gross reserves balance at September 30,	$357,016	$229,930	$357,016	$229,930

Darwin continually reviews its loss and LAE reserves and the related reinsurance recoverables. Differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed. The actuarial estimates are based on industry claim experience and our own experience and consider current claim trends and premium volume, as well as social and economic conditions. While Darwin has recorded its best estimate of loss and LAE reserves as of September 30, 2007 and 2006, and December 31, 2006, it is possible these estimates may materially change in the future.

The increase in gross and net loss and LAE reserves for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 primarily reflects increased net premiums earned for all lines of business and limited paid loss activity for the current and prior accident years. For the three and nine months ended September 30, 2007, these increases are offset by a reduction in prior year losses and LAE incurred of $3,822 and $7,671, respectively, due to favorable development on net loss and LAE reserves recorded for accident years 2003 through 2006. For 2007, loss and LAE emergence on the 2003 through 2006 accident years has been more favorable than anticipated when the original gross and net loss reserves were established. For the three and nine months ended September 30, 2006, the Company experienced net favorable development on prior year incurred losses and LAE of $147 related to the 2004 accident year and $488 related to the 2003 and 2004 accident years, respectively.

(6) Credit Facility

On March 23, 2007, Darwin entered into a three-year secured credit agreement with a bank syndicate (Credit Agreement), which provides commitments for revolving credit loans in an aggregate principal amount of up to $25,000. The loan is secured by the common stock of Darwin Group. Borrowing under the Credit Agreement is intended to be used for general corporate purposes and for strategic merger and acquisition purposes. The cost of funds drawn down would be at an annual interest rate of LIBOR plus 112.5 basis points. The Credit Agreement also has a commitment fee of 0.25% per annum for any unused amount of the aggregate principal amount. The Credit Agreement contains certain covenants requiring DPUI to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0, a covenant limiting DPUI’s debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. Darwin must also have a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

an amount equal to 50% of subsequent earned profits. At September 30, 2007, Darwin was in full compliance with the Credit Agreement’s requirements and restrictions. There were no borrowings under the Credit Agreement as of September 30, 2007.

(7) Capital Stock

The Company’s registration statement filed with the Securities and Exchange Commission (SEC) in connection with an initial public offering of common stock was declared effective on May 18, 2006 for the issuance of 5,217,391 shares of common stock at an initial offering price of $16.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 782,609 shares of common stock were issued at the $16.00 initial public offering price. Gross proceeds from the sale of the 6,000,000 shares of common stock were $96,000. Total costs associated with the initial public offering included $6,720 of underwriting costs and $2,992 of offering expenses. Net proceeds from the offering, including the over-allotment option, after deducting underwriting costs and offering expenses were $86,288.

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

The Company filed a shelf registration statement on Form S-3 with the SEC which became effective August 20, 2007. The Form S-3 registered for possible future sale up to 9,371,096 shares of Darwin common stock (equal to approximately 55% of the total issued and outstanding), all of which are currently owned by AIHL, a wholly-owned subsidiary of Alleghany. The filing was in response to AIHL’s exercise of its demand registration right under the Registration Rights Agreement dated May 18, 2006. In the demand registration notice, AIHL advised that it had no present plan to sell any of its Darwin common stock, but that it was exercising its registration right in order to provide flexibility in the event that it decides to sell some or all of its shares in the future. The filing of the shelf registration does not obligate AIHL to sell any shares, and Darwin would not receive any proceeds from a sale of shares by AIHL.

(8) Share-Based Compensation

The Company has four share-based payment plans for employees and non-employee directors: the 2003 Restricted Stock Plan (as amended November 2005), the 2006 Stock Incentive Plan, the 2006 Employees’ Restricted Stock Plan and the 2006 Stock and Unit Plan for Non-employee Directors (Directors Plan), which are described below.

The Company has recorded total share-based compensation expense of $466 and $822 for the three and nine months ended September 30, 2007, respectively, and $381 and $568 for the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2007, a deferred tax benefit of $186 and $328, respectively, related to the stock-based compensation expense was recorded. The tax benefit for the three and nine months ended September 30, 2006 was $152 and $227, respectively.

There were no grants made under the 2003 Restricted Stock Plan or the 2006 Employees’ Restricted Stock Plan in the nine months ended September 30, 2007. The 2003 Restricted Stock Plan had 670,313 shares vest and forfeitures of 61,875 shares in the period. The 2006 Employee Restricted Stock plan had forfeitures of 625 shares in the period.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Under the Darwin 2006 Stock Incentive Plan, the activity for the period and related outstanding options and shares at September 30, 2007 are as follows:

	Nine Months Ended September 30, 2007
	Stock Options		Restricted Stock
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Vesting Value
Outstanding at beginning of year	164,006	$16.00	4,816	$22.69
Granted	100,019	$25.37	40,382	$25.37
Options exercised or restricted stock vested	(1,500)	$16.00	—	—
Forfeited	(8,317)	$21.27	(1,903)	$25.30

Outstanding at end of period	254,208	$19.51	43,295	$25.07

On February 23, 2007 and May 4, 2007, the Company granted, under the terms of the 2006 Stock Incentive Plan, non-qualified stock options and restricted stock. The options are exercisable for ten years from the date of grant and vest at an annual rate of 25% on each anniversary of the grant date, provided that the option holder is still employed by DPUI. For the two grants, the fair values of the options granted in February and May 2007 were estimated at $10.22 and $10.52, per share, respectively, on the date of the grant using the Black-Scholes option pricing model. The expected term is based on the vesting period “simplified” method or 6.25 years. The stock price volatility for the awards was 30.4%, an estimate based on the average stock price volatility data for the expected term for similar property and casualty companies. The risk-free interest rate assumption for the grants in February and May 2007 was based on the 6.25 year U.S. Treasury note for the expected term, which was 4.72% and 4.60%, respectively. The Company does not anticipate paying dividends during the expected term. The February and May 2007 restricted share grants were at a fair market value of $25.30 and $26.21 per share, respectively, the average of the high and low market price on the respective grant dates. The terms for most of the awards provide for vesting over a four-year period from the date of grant, with 50% of the restricted shares vesting on the third anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the fourth anniversary of the date of grant. In May 2007, 40,102 options vested with a weighted average exercise price of $16.00. As of September 30, 2007, the number of non-vested options outstanding was 215,606.

The Directors Plan share unit and restricted stock activity for the first nine months of 2007 and outstanding share units and restricted stock as of September 30, 2007 are as follows:

	Nine Months Ended September 30, 2007
	Share Units		Restricted Stock
	Shares	Weighted-Average Share Unit Value	Shares	Vesting Value
Outstanding at beginning of year	16,719	$16.00	12,500	$16.00
Granted	11,207	$25.89	—	—
Shares distributed in payment of units	(1,700)	$16.00	—	—
Restricted stock vested	—	—	(11,600)	$16.00
Forfeited	(956)	$16.00	(900)	$16.00

Outstanding at end of period	26,970	$20.11	—	$16.00

As of September 30, 2007, 5,982 outstanding share units were unearned.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

(9) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$8,361	$4,006	$21,333	$10,171
Less dividend declared and paid on Series B Convertible Preferred Stock	—	—	—	(2,465)

Net earnings-numerator for basic earning per share	8,361	4,006	21,333	7,706

Add dividend declared and paid on Series B Convertible Preferred Stock	—	—	—	2,465

Net earnings-numerator for diluted earning per share	$8,361	$4,006	$21,333	$10,171

Weighted average common shares outstanding- denominator for basic earnings per share	16,557,816	15,877,995	16,289,911	7,657,449

Effect of dilutive securities:
Series B Convertible Preferred Stock	—	—	—	7,615,385
Restricted stock	467,031	1,164,601	748,736	1,417,469
Options	16,223	—	17,567	—
Share units	19,221	6,962	16,286	3,392

Weighted average common shares outstanding-denominator for dilutive earnings per share	17,060,291	17,049,558	17,072,500	16,693,695

Basic earnings per share	$0.51	$0.25	$1.31	$1.01

Dilutive earnings per share	$0.49	$0.23	$1.25	$0.61

The diluted weighted average common shares outstanding exclude stock options with exercise prices greater that the average market price of Company’s common stock during the period because their inclusion would be anti-dilutive. The number of such anti-dilutive stock options for the three and nine months ended September 30, 2007 were 95,431 and 77,936, respectively, and 10,682 and 61,160 for the three and nine months ended September 30, 2006, respectively.

For the nine months ended September 30, 2006, net income available for common stockholders used in the calculation of basic earnings per share reflects a reduction for $2,465 in dividends declared and paid in Series C Preferred Stock. The dividend has been added back for the nine months ended September 30, 2006 calculation of diluted earnings per share.

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

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

(10) Comprehensive Income

The Company’s total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$8,361	$4,006	$21,333	$10,171
Other comprehensive income (loss):
Change in unrealized gains (losses) on investments, net of tax expense (benefit)	3,344	3,862	(502)	1,117
Reclassification adjustment for (gain) losses included in income, net of tax expense (benefit)	(6)	7	(17)	16

Unrealized gains (losses) on investment	3,338	3,869	(519)	1,133

Total comprehensive income	$11,699	$7,875	$20,814	$11,304

The tax expense (benefit) for the unrealized gains (losses) on investments for the three months ended September 30, 2007 and 2006 was $1,938 and $2,263, respectively, and for the nine months ended September 30, 2007 and 2006 was $(317) and $656, respectively. The tax expense (benefit) for the reclassification adjustment for gains (losses) for the three months ended September 30, 2007 and 2006 was $3 and $(4), respectively, and for the nine months ended September 30, 2007 and 2006 was $9 and $(8), respectively.

(11) Income Taxes

Income tax expense for the three and nine months ended September 30, 2007 and 2006 have been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. For the three months ended September 30, 2007, the Company recorded a tax expense of $2,645, or a consolidated tax rate of 24.0%, compared to a tax expense of $1,748, or a consolidated tax rate of 30.4%, for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the Company recorded a tax expense of $8,454, or a consolidated tax rate of 28.4%, compared to a tax expense of $4,542, or a consolidated tax rate of 30.9%, for the nine months ended September 30, 2006. The lower consolidated tax rates for the three and nine month periods in 2007 compared to 2006 were primarily attributable to an increase in investment income received on tax-exempt municipal securities and a true up for the 2006 income tax provision to the income tax return filed in the third quarter of 2007. This true up resulted primarily from our estimated 2006 state income tax rate being higher than actual.

Up until the time of the completion of its initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent under a tax sharing agreement, The tax sharing agreement requires Darwin to retain tax records, to cooperate with Alleghany in tax matters, and to bear its share of costs of tax return preparation, tax audits and contests, and interest and penalties related to Darwin’s tax liabilities reflected in the Alleghany consolidated income tax return. Also, provided Darwin performed every obligation under the tax sharing agreement, Alleghany agreed to indemnify the Company for any federal income taxes imposed on the Alleghany consolidated group. Darwin is required to file its own federal income tax return for the periods subsequent to its initial public offering. Alleghany’s 2004 income tax return is currently under examination by the Internal Revenue Service. Alleghany’s 2003, 2005, and 2006 income tax returns remain open to examination.

(12) Related Party Transactions

In connection with the business produced by DPUI and written on policies of the Capitol Companies, the parties have entered into a management service agreement under which DPUI provides underwriting, management, administration, claims settlement and reinsurance settlement services for the Capitol Companies on this business in exchange for management fees paid by the Capitol Companies to DPUI. The total amount of these fees were $3,726 and $7,772 for the three months ended September 30, 2007 and 2006, respectively, and $12,797 and $28,092 for the nine months ended September 30, 2007 and 2006, respectively, that are eliminated in consolidation.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

Darwin’s condensed consolidated statement of operations reflects fees due to the Capitol Companies for the use of policies of the Capitol Companies for the underwriting of its business. These fees were $227 and $74 for the three months ended September 30, 2007 and 2006, respectively, and $951 and $254 for the nine months ended September 30, 2007 and 2006, respectively. For 2006, such fees payable are calculated as 0.5% of premiums written in 2006 by Darwin on policies issued by the Capitol Companies and effective January 1, 2007, the fee increased to 3.0% of premiums written by Darwin on policies issued by the Capitol Companies. Darwin reimbursed the Capitol Companies separately for premium taxes and guaranty assessment fees. The reimbursement of expenses were $100 and $201 for the three months ended September 30, 2007 and 2006, respectively, and $391 and $538 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, Darwin had payables of $90 and $83, respectively, to the Capitol Companies for such fees and expenses.

Certain of Darwin’s expenses, primarily its directors and officers liability insurance and its audit fees, have been paid directly by Alleghany and then reimbursed by Darwin to Alleghany. Darwin reimbursed Alleghany for expenses of $221 and $250 in connection with these charges for the three months ended September 30, 2007 and 2006, respectively, and $302 and $345 in connection with these charges for the nine months ended September 30, 2007 and 2006, respectively.

Up until the time of its initial public offering on May 18, 2006, Darwin had filed a consolidated federal income tax return with its ultimate parent, Alleghany. For the periods subsequent to its initial public offering, Darwin is required to file its own federal income tax return. Darwin made federal tax payments of $2,707 to Alleghany for federal taxes during the nine months ended September 30, 2006. Darwin made a federal tax payment of $271 to Alleghany for a change of an estimate related to a tax provision to tax return adjustment recorded in the third quarter of 2007.

(13) Segments

Darwin’s specialty liability insurance operations comprise one business segment. The specialty liability insurance business consists primarily of four lines of business; directors and officers liability, errors and omissions liability, general liability, and medical malpractice liability insurance. Management organizes the business around the professional specialty liability insurance market and related products. Our Chief Operating Decision Maker (President and Chief Executive Officer) reviews results and operating plans and makes decisions on resource allocations on a company-wide basis. The Company’s specialty liability insurance business is produced through brokers, agents and program administrators throughout the United States.

Net premiums earned for the four lines of business is not available as the Company purchases reinsurance that covers parts of more than one line of business, and the Company does not allocate reinsurance costs to each line of business. In addition, as reinsurance costs and structure vary by treaty and the underlying risks and limit profiles of the various products differ, a pro rata allocation of reinsurance across each line of business would not be representative of the actual cost of reinsurance for the line of business. As a result, the net premiums written and earned may not be proportional to the gross premiums written and earned.

DARWIN PROFESSIONAL UNDERWRITERS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents the Company’s four specialty liability products’ gross premiums written and earned for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross premiums written:
Directors and Officers	$7,473	$8,997	$27,518	$29,209
Errors and Omissions	32,309	25,727	106,662	81,051
General Liability	453	—	453	—
Medical Malpractice Liability	29,071	30,703	74,833	73,115

Total	$69,306	$65,427	$209,466	$183,375

Gross premiums earned:
Directors and Officers	$9,867	$10,142	$29,948	$27,836
Errors and Omissions	33,277	23,767	94,477	61,629
General Liability	66	—	66	—
Medical Malpractice Liability	23,348	21,822	70,101	62,154

Total	$66,558	$55,731	$194,592	$151,619

(14) Commitments and Contingencies

The Company is subject to routine legal proceedings in the normal course of operating its business. The Company is not involved in any legal proceeding which the Company believes could reasonably be expected to have a material adverse effect on its business, results of operations or financial condition.

The Company leases certain facilities and equipment under long-term lease agreements.

(15) Subsidiary Dividends

The Company’s insurance subsidiary, DNA, received approval on February 28, 2007 from the Delaware Insurance Department to pay DPUI an extraordinary dividend of $3,500, which was paid to DPUI in March 2007.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes included herein. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited December 31, 2006 Consolidated Financial Statements and Notes thereto, as presented in our Annual Report on Form 10-K for the year ended December 31, 2006 (the 2006 Form 10-K), as filed on February 28, 2007 with the Securities and Exchange Commission (SEC), for an expanded company history, a detailed discussion of risk factors that may affect our business and other additional information.

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

Factors that could cause actual events or results to differ materially from our forward-looking statements include, but are not limited to, the following: global economic conditions which could affect the market for specialty liability insurance generally as well as alter the intensity of competition within our markets; changes in the laws, rules and regulations which apply to our insurance companies and which affect how they do business; effects of newly-emerging claim and coverage issues on our insurance businesses, including adverse judicial decisions or regulatory rulings; unexpected loss of key personnel or higher-than-anticipated turnover within our staff; effects of rating agency policies and practices which could impact our insurance companies’ claims paying and financial strength ratings; market developments affecting the availability and/or the cost of reinsurance, including changes in the recoverability of reinsurance receivables; the impact on financial results of actual claims levels’ exceeding our loss reserves, or changes in what level of loss reserves is estimated to be necessary; the impact of industry changes required as a result of insurance industry investigations by state and federal authorities; developments within the securities markets which affect the price or yield on investment securities we purchase and hold in our investment portfolio; our inability for any reason to execute announced and/or future strategic initiatives as planned; and other factors identified in filings with the SEC, including the risk factors set forth in our 2006 Form 10-K.

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

Our History

DPUI was originally formed by Stephen Sills, our President and Chief Executive Officer, and Alleghany in March 2003 as an underwriting manager to underwrite professional liability coverages in the D&O, E&O and medical malpractice liability lines for three insurance companies that are wholly-owned subsidiaries of Alleghany: Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation and Platte River Insurance Company (which we refer to, collectively, as the Capitol Companies). DPUI also writes the same professional liability coverages on its two wholly-owned carriers Darwin National Assurance Company (DNA) and Darwin Select Insurance Company (Darwin Select). Since inception, we have had full responsibility for managing the business produced by DPUI and issued on policies of the Capitol Companies, including responsibility for obtaining reinsurance on such business and responsibility for administering claims. Whenever we refer to business generated, written or produced by Darwin, we include business produced by DPUI and written on policies of the Capitol Companies (whether before or after the acquisitions of DNA and Darwin Select), all of which policies are now fully reinsured by DNA.

In February 2004, Alleghany formed Darwin Group, Inc. (“Darwin Group”), a wholly-owned subsidiary of Alleghany, in order to acquire DNA, an admitted insurance company domiciled in Delaware, from Aegis Holding, Inc., a subsidiary of Associated Electric & Gas Insurance Services Limited. At the time of acquisition, DNA (then named U.S. Aegis Insurance Company) was licensed in 40 states. As of October 31, 2007, DNA was licensed in 49 states, in the District of Columbia, and is eligible to write on a surplus lines basis in the one remaining state (Arkansas).

In May 2005, Darwin Group, through its subsidiary DNA, acquired Darwin Select, a surplus lines insurance company (then named Ulico Indemnity Company) domiciled in Arkansas from Ulico Casualty Company, a subsidiary of ULLICO Inc. As of October 31, 2007, Darwin Select was licensed to write insurance in Arkansas, was eligible to operate on a surplus lines basis in 48 additional states, and has an application for eligible surplus lines status pending in New York.

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

For the year ended December 31, 2006, we wrote gross premiums of $65.8 million (26.7% of our total gross premium written) through the Capitol Companies arrangement. Of this amount, approximately $32.8 million (49.8% of the total) related to business written through the Capitol Companies because the business was in a state where our insurance company subsidiaries were not then licensed or eligible to write business, and approximately $33.0 million (50.2%) related to business where our insured required a policy from an A.M. Best “A” rated carrier. During the first nine months of 2007, $31.7 million, or 15.1% of the total gross premiums underwritten by DPUI, was written on policies of the Capitol Companies. Of this amount, approximately $11.7 million (36.9%) was written in jurisdictions where our insurance company subsidiaries were not licensed or eligible to write business and approximately $20.0 million (63.1%) was written for certain of our insureds requiring policies issued by an insurer with an A.M. Best rating of “A” (Excellent)

We expect that our issuance of policies written on the Capitol Companies for the insureds who require an A.M. Best rating of “A” (Excellent) will continue so long as our rating is “A—” (Excellent). To date, most of the insureds in this category are public companies purchasing D&O insurance. The following table indicates the amount of public D&O gross premiums written in each of the periods presented as a percentage of total gross premiums written for such period. We believe that public D&O is the most rating sensitive class of business that we write and, accordingly, that it provides the best available indicator of our level of rating sensitive business.

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Public D&O Gross Premiums Written	$3.7	$5.1	$15.1	$21.4
Total Gross Premiums Written	$69.3	$65.4	$209.5	$183.4
Percentage of Total Represented by Public D&O	5.3%	7.8%	7.2%	11.6%

While our public D&O writings have declined as a percentage of our total writings and our percentage of business written on the Capitol Companies has decreased accordingly, we still believe we will need to write a portion of this business on the

Capitol Companies’ policies in the future. Our issuance of policies written on the Capitol Companies in jurisdictions where the Darwin insurance companies are not licensed or eligible to write business has decreased as we have obtained the required licenses or approvals. As of October 31, 2007, we were seeking approval in only two remaining states, New York and New Hampshire, both for Darwin Select.

The fees charged to Darwin for the issuance of Capitol Companies’ policies in respect of business produced by DPUI are 0.5% of gross premiums written on policies of the Capitol Companies in 2006, and 3.0% thereafter. For the three months ended September 30, 2007 and 2006, these fees were $0.2 million and $0.1 million, respectively, and $1.0 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively. In addition, Darwin is required to reimburse the Capitol Companies for direct expenses that they incur in connection with the issuance of such policies, such as premium taxes and guaranty association assessments. Pursuant to the expense reimbursement arrangements, Darwin reimbursed direct expenses in connection with the business written on policies of the Capitol Companies of $0.1 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.

The initial term of the underwriting management agreements between DPUI and the Capitol Companies extended until May 31, 2007 and is thereafter renewed on an annual basis. However, either party may terminate effective upon an expiration date (May 31st of each year), provided that the terminating party provides 60 days prior notice of termination. Currently, the agreements extend to May 31, 2008. In addition, a Capitol Company may terminate at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in DPUI or upon a sale of all or substantially all of the assets of DPUI to a person other than Alleghany or an affiliate of Alleghany. DPUI may terminate its underwriting management agreement with a Capitol Company at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in the subject Capitol Company or upon a sale of all or substantially all of the assets of the subject Capitol Company to any person other than Alleghany or an affiliate of Alleghany.

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

The major components of our loss and LAE reserves are (1) case reserves and (2) reserves for losses and LAE incurred but not reported (IBNR). Both include a provision for LAE. We divide LAE into two types: (1) “allocated” expenses (ALAE) are those that arise from defending and settling specific claims, such as the cost of outside defense counsel, and (2) “unallocated” expenses (ULAE) are those that do not arise from and cannot be assigned to specific claims, such as the general expense of maintaining an internal claims department.

Case reserves are liabilities for unpaid losses and ALAE on reported cases. Case reserves are established by claims adjustors as soon as sufficient information has been reported for a reasonable estimate of the expected cost of the claim. The amount of time required for the information to be reported may vary depending on the circumstances of the event that produced the loss. Claims adjusters seek to establish case reserves that are equal to the ultimate payments. The amount of each reserve is based upon an evaluation of the type of claim involved, the circumstances surrounding each claim, the policy provisions relating to the loss, the level of insured deductibles, retentions or co-insurance provisions within the contract and other factors relevant to the specific claim. For claims involving litigation, Darwin utilizes outside attorneys with expertise in the area of litigation as monitoring counsel or defense counsel. In addition to relying on his or her own experience and judgment, a claims adjuster will consider monitoring or defense counsel’s estimate of ultimate liability on a claim in the establishment of case reserves. Expenses incurred by the monitoring or defense counsel are included as ALAE reserves. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based upon developments and periodic reviews of cases. Individual case reserves on all claims are reviewed regularly by claims management. Individual case reserves on severe claims are reviewed for adequacy at least quarterly by senior management.

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

1) The Bornhuetter-Ferguson (B-F) methodology. This methodology utilizes:

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

The actuarial weights may be subject to revision as losses are reported and develop toward ultimate values. For example, if all claims reported in an experience year are settled and closed more quickly than expected based upon industry data, the weight applied to the indication for that year resulting from the B-F methodology may be adjusted.

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

Beginning in June 2007, we adopted our gross and net 2003 through 2006 actuarial weighted loss and ALAE ratios for all product lines. The only exception is accident year 2005 Public D&O, for which our selected gross and net ratios are moderately higher than the weighted ratios. We selected our 2005 Public D&O ratios based on a detailed assessment of several Public D&O claims for this accident year. Based on the detailed assessment, the limits outstanding on the underlying policies and the potential volatility in the loss ratio given the potential severity of these claims, we determined that a slightly higher loss ratio was appropriate.

For the nine months ended September 30, 2007, the impact of the actuarial weighting methodology and management judgment was a net reduction of $7.7 million, or 3.5%, of the total September 30, 2007 net loss and ALAE reserves, reflecting overall favorable loss and ALAE emergence for the 2003 through 2006 accident years.

As mentioned above, ULAE represents claims-related expenses that do not arise from and cannot be assigned to specific claims, such as the general expense of maintaining an internal claims department. In the fourth quarter of 2006, we revised our methodology for calculating the ULAE reserve. Darwin’s experience had matured to the point that we adopted a generally accepted methodology that assumes that (1) 50% of ULAE is incurred when a claim is first reported, analyzed and a case reserve is established, and (2) the remaining 50% of ULAE is incurred over the life of the claim. The ULAE reserve is determined by applying a fixed percentage to 50% of our loss and ALAE case reserves and 100% of our loss and ALAE IBNR reserves. We selected a fixed percentage of 3.2% based on our analysis of insurance industry averages.

Darwin’s loss reserve analysis calculates a point estimate rather than a range of reserve estimates. This is done because a significant portion of Darwin’s loss and LAE reserves relate to lines of business that are driven by severity rather than frequency of claims. High severity lines of business tend to produce a wide range of reserve estimates which limit the usefulness of the range for selecting reserves. We believe that point estimates based on appropriate actuarial methodologies and reasonable assumptions are more actuarially reasonable. The point estimates are recorded in Darwin’s financial statements. Also, we do not discount (recognize the time value of money) in establishing our reserve for losses and LAE.

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

Regarding changes in price levels, for the first nine months of 2007 compared to the first nine months of 2006, Darwin experienced average price decreases of 10.6% and 3.1%, respectively, across all its product lines, excluding our new general liability line. These decreases follow several years of industry price increases in lines of business that Darwin writes and we believe they are not unusual during the insurance pricing cycle. Without mitigating factors, such as favorable loss emergence, such reductions in prior price levels could result in a commensurate increase in the expected loss and LAE ratio that is utilized in actuarial methodologies.

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

Darwin establishes its best estimate for liabilities for loss and LAE reserves. Because of the high level of uncertainty regarding the setting of liabilities for loss and LAE reserves, it is the practice of Darwin to engage, at least annually, an outside actuary to evaluate and opine on the reasonableness of these gross and net liabilities. Based on the Company’s analyses and the external actuarial opinions as of December 31, 2006, management believes that the reserves for loss and LAE established as of December 31, 2006 and September 30, 2007 are adequate and represent the best estimate of Darwin’s liabilities. For December 31, 2006, our external actuaries issued unqualified statements of actuarial opinion as to the reasonableness of the reserves for each of DNA and Darwin Select. These unqualified statements were filed with the insurance departments of the respective states of domicile of DNA and Darwin Select (Delaware and Arkansas). The statements of actuarial opinion issued by our external actuaries indicate that the opinions may be relied upon only by the DNA, Darwin Select and the insurance departments of the various states with which the companies file annual statutory statements.

The following tables show the breakdown of our reserves between case reserves, IBNR reserves and ULAE reserves both gross and net of reinsurance:

Gross Loss and LAE Reserves

	At September 30, 2007				At December 31, 2006
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)
Other liability, claims-made	$25,214	$188,851	$5,434	$219,499	$17,779	$135,938	$3,931	$157,648
Other liability, occurrence	10	3,426	92	3,528	—	1,725	47	1,772
Medical Malpractice Liability, claims-made	18,731	110,350	4,908	133,989	15,334	84,952	3,843	104,129

Total	$43,955	$302,627	$10,434	$357,016	$33,113	$222,615	$7,821	$263,549

Percentage of total gross reserves	12.3%	84.8%	2.9%	100.0%	12.6%	84.4%	3.0%	100.0%

Loss and LAE Reserves, Net of Reinsurance

	At September 30, 2007				At December 31, 2006
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
Other liability, claims-made	$19,973	$114,274	$5,398	$139,645	$14,653	$82,887	$3,895	$101,435
Other liability, occurrence	10	2,727	92	2,829	—	1,364	47	1,411
Medical Malpractice Liability, claims-made	15,463	68,176	4,908	88,547	12,556	48,046	3,843	64,445

Total	$35,446	$185,177	$10,398	$231,021	$27,209	$132,297	$7,785	$167,291

Percentage of total net reserves	15.3%	80.2%	4.5%	100.0%	16.3%	79.0%	4.7%	100.0%

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

The tables below present the potential changes in Darwin’s gross loss reserves as of September 30, 2007 (assumes no benefit from reinsurance), before and after the effect of tax, that could result based upon changes of the key assumptions underlying our selected loss reserving methodologies:

Pre-Tax

	Change in Loss Development / Emergence
Change in Expected Loss and LAE Ratio	5% Average Decrease	No Change	5% Average Increase
	(Dollars in thousands)
5 percentage point increase	$10,353	$22,492	$33,560
No change	(11,425)	—	10,353
5 percentage point decrease	(33,202)	(22,492)	(12,853)

After-Tax (Assumes a 35% tax rate)

	Change in Loss Development / Emergence
Change in Expected Loss and LAE Ratio	5% Average Decrease	No Change	5% Average Increase
	(Dollars in thousands)
5 percentage point increase	$6,730	$14,620	$21,814
No change	(7,426)	—	6,730
5 percentage point decrease	(21,582)	(14,620)	(8,354)

The results summarized above assume no benefit of reinsurance. The effect of Darwin’s reinsurance program on the scenarios reflected above would depend on the nature of the loss activity that generated a change in loss development/emergence. Darwin’s reinsurance program is predominantly excess of loss in structure and will respond to the occurrence of individual large losses (severity). If the changes were produced by a large number (frequency) of small losses, the reinsurance would not respond and the scenario results would be unchanged.

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

As discussed in the 2006 Form 10-K, Darwin reinsures all of its lines of business through a program consisting primarily of excess of loss reinsurance treaties. In conjunction with the renewal of the major reinsurance treaties, effective April 1, 2007, Darwin restructured its reinsurance program. For the medical malpractice treaty, the Company eliminated the variable-rated aspect of our reinsurance program, standardized the retention to $1 million for all classes and secured a $10 million in excess of $1 million cessions treaty. Darwin was also able to increase the ceding commission by 1.5% to 24%, add the clinical trials business as a covered class of business, and maintain its 15% participation in this treaty.

For the professional lines and managed care E&O treaties, the program was also restructured effective April 1, 2007, with Darwin entering into a tiered excess of loss program with varying coverage by lines and varying ceding commission rates. The first tier, for all lines covered by these treaties (except for commercial, financial institutions and healthcare D&O and financial institutions and managed care E&O), is a $1 million excess of $1 million, variable rated treaty with a loss cap equal to 300% of ceded premium in which Darwin’s participation is 25%. The second tier, which covers all classes of professional and managed care lines covered by the treaties, is a $3 million excess of $2 million, flat rated excess cession treaty with a 26% ceding commission and a loss cap equal to 250% of ceded premium in which Darwin’s participation is 25%. The Company has a third tier of $5 million in excess of $5 million for all classes covered under the professional lines and managed care treaties (except for $10 million in excess of $5 million for A-side D&O, private and not for profit D&O, and primary insurance agents E&O), that is a flat rated excess cession with a 25% ceding commission and a loss cap equal to 250% of ceded premium in which Darwin’s participation is 15%. In addition, Darwin has a fourth tier which is a renewal of the managed care E&O treaty with a layer of $10 million in excess of $10 million, with expanded coverage to provide an additional $5 million in excess of $15 million for A-side D&O capability in which Darwin’s participation is 10% and the maximum recoverable is $50 million. Darwin did not renew the i-bind quota share treaty which expired March 31, 2007. The new general liability line, beginning in the third quarter of 2007, is included under the professional lines treaty second and third tiers.

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

Investment Valuation. Darwin holds its equity and fixed maturity securities as available for sale, and as such, these securities are recorded at fair value based on quoted market prices where available, or are estimated using values obtained from independent pricing services. Unrealized gains and losses during the year, net of the related tax effect applicable to available for sale securities, are excluded from earnings and reflected in other comprehensive income (loss) and the cumulative effect is reported as a separate component of common stockholders’ equity until realized.

Equities and fixed maturities deemed to have declines in value that are other-than-temporary are written down to carrying values equal to their estimated fair values in the condensed consolidated statement of operations. On a quarterly basis, all securities with an unrealized loss are reviewed to determine whether the decline in the fair value of any investment below cost is other-than-temporary. Considerations relevant to this determination include the persistence and magnitude of the decline of the issuer, issuer-specific financial conditions rather than general market or industry conditions and extraordinary events including negative news releases and rating agency downgrades. Risks and uncertainties are inherent in our assessment methodology for determining whether a decline in value is other-than-temporary. Risks and uncertainties could include, but are not limited to, incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings.

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

Deferred Taxes. Up until the time of the completion of its initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent, Alleghany. For the periods subsequent to its initial public offering Darwin is required to file its own federal income tax return. Alleghany has included Darwin’s results from January 1, 2006 through May 18, 2006 in its December 31, 2006 consolidated tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2007, net deferred tax assets of $14.4 million were recorded. At September 30, 2007, gross deferred tax assets were $19.2 million and gross deferred tax liabilities were $4.8 million. The net deferred asset at December 31, 2006 was $8.7 million, with gross deferred tax assets of $14.2 million and gross deferred tax liabilities of $5.5 million. The increase in the net deferred tax assets was primarily due to deferred tax assets for discounting of loss and LAE reserves, unearned premium reserves, net unrealized losses on investment securities and accrued expenses.

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

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement provides guidance for using fair value to measure assets and liabilities. The Statement does not expand the use of fair value in any new circumstances. The Statement is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Darwin does not anticipate that this Statement will have a material impact on the Company’s results of operations or financial condition.

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Darwin does not anticipate that this Statement will have a material impact on the Company’s results of operations or financial condition.

Condensed Consolidated Results of Operations

The following table sets forth our consolidated results of operations and underwriting results (dollars in thousands). All significant inter-company accounts and transactions have been eliminated.

	Three Months Ended September 30,		% Change 2007 vs 2006	Nine Months Ended September 30,		% Change 2007 vs 2006
	2007	2006		2007	2006
	(Dollars in thousands)
Insurance Revenues:
Gross premiums written	$69,306	$65,427	5.9%	$209,466	$183,375	14.2%
Ceded premiums written	(18,706)	(23,500)	(20.4)%	(60,892)	(68,240)	(10.8)%

Net premiums written	50,600	41,927	20.7%	148,574	115,135	29.0%
Increase in net unearned premiums	(5,147)	(6,956)	(26.0)%	(16,746)	(20,906)	(19.9)%

Net premiums earned	45,453	34,971	30.0%	131,828	94,229	39.9%
Net investment income	5,812	4,512	28.8%	16,492	11,635	41.7%
Realized investment gains (losses).	(43)	(11)	290.9%	(26)	(24)	9.3%

Total revenues	51,222	39,472	29.8%	148,294	105,840	40.1%

Costs and Expenses:
Losses and loss adjustment expenses incurred	25,965	24,205	7.3%	76,688	65,236	17.6%
Commissions and brokerage expenses	5,598	4,166	34.4%	17,107	10,154	68.5%
Other underwriting, acquisition and operating expenses	7,241	5,305	36.5%	20,486	15,417	32.9%
Other expenses	1,412	42	3261.3%	4,226	320	1220.6%

Total costs and expenses	40,216	33,718	19.3%	118,507	91,127	30.0%

Earnings before income taxes	11,006	5,754	91.3%	29,787	14,713	102.5%
Income tax expense	2,645	1,748	51.3%	8,454	4,542	86.1%

Net earnings	$8,361	$4,006	108.7%	$21,333	$10,171	109.7%

			Change 2007 vs 2006			Change 2007 vs 2006
Underwriting ratios to net premiums earned:
Loss ratio (1)	57.1%	69.2%	(12.1)%	58.2%	69.2%	(11.0)%

Commissions and brokerage expense ratio (2)	12.3%	11.9%	0.4%	13.0%	10.8%	2.2%
Other underwriting, acquisition and operating expense ratio (3)	16.0%	15.2%	0.8%	15.5%	16.4%	(0.9)%

Total expense ratio (4)	28.3%	27.1%	1.2%	28.5%	27.2%	1.3%

Combined ratio (5)	85.4%	96.3%	(10.9)%	86.7%	96.4%	(9.7)%

Ceded premiums written/gross premiums written	27.0%	35.9%	(8.9)%	29.1%	37.2%	(8.1)%

Net premiums earned/net premiums written	89.8%	83.4%	6.4%	88.7%	81.8%	6.9%

(1)	Loss ratio is calculated by dividing total losses and loss adjustment expenses incurred by net premiums earned.
(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.
(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.
(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.

Three and Nine Month Periods Ended September 30, 2007 Compared to Three and Nine Month Periods Ended September 30, 2006

Net earnings. Darwin reported net earnings of $8.4 million for the quarter ended September 30, 2007 compared to $4.0 million for the quarter ended September 30, 2006 and net earnings of $21.3 million for the nine months ended September 30, 2007 compared to $10.2 million for the nine months ended September 30, 2006. The increase in net earnings is due primarily to significant increases in net premiums earned (which is the portion of net premiums written that is recognized for accounting purposes as income during a period), favorable development of prior year loss reserves, and higher net investment income; partially offset by an increase in total costs and expenses in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006. Darwin reported a combined ratio of 85.4% in the third quarter of 2007 compared with a combined ratio of 96.3% in the third quarter of 2006 and a combined ratio of 86.7% for the nine months ended September 30, 2007 compared with a combined ratio of 96.4% for the nine months ended September 30, 2006. The improvement in combined ratios primarily reflects the favorable development of prior year loss reserves. Darwin recognized approximately $3.6 million in earnings ($2.4 million, net of tax) in the third quarter of 2007, from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation and profit-sharing expenses. For the third quarter of 2006, Darwin recognized approximately $0.4 million ($0.2 million, net of taxes) from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation expenses. For the nine months ended September 30, 2007 and 2006, Darwin recognized approximately $8.8 million in earnings ($5.7 million, net of tax) for 2007 and approximately $1.0 million ($0.6 million, net of taxes) for 2006, from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation expenses. Darwin’s net investment income increased to $5.8 million in the third quarter of 2007 as compared to $4.5 million in the third quarter of 2006 as a result of an increase in average invested assets, and increased to $16.5 million in the first nine months of 2007 as compared to $11.6 million in the first nine months of 2006 as a result of an increase in average invested assets.

Gross premiums written. Gross premiums written were $69.3 million for the quarter ended September 30, 2007, compared to $65.4 million for the quarter ended September 30, 2006, an increase of $3.9 million, or 5.9%. Gross premiums written were $209.5 million for the nine months ended September 30, 2007 compared to $183.4 million for the nine months ended September 30, 2006, an increase of $26.1 million, or 14.2%. The increase in gross premiums written during the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 reflects growth primarily in Darwin’s E&O line of business. Of the $69.3 million of gross premiums written in the third quarter of 2007, approximately $29.1 million was attributable to medical malpractice liability business, $32.3 million was attributable to E&O business, $7.5 million was attributable to D&O business and $0.4 million was attributable to general liability business. Of the $209.5 million of gross premiums written in the first nine months of 2007, approximately $74.8 million was attributable to medical malpractice liability business, $106.7 million was attributable to E&O business, $27.5 million was attributable to D&O business and $0.5 million was attributable to general liability business.

Our medical malpractice liability premiums decreased by $1.6 million to $29.1 million for the quarter ended September 30, 2007, compared to $30.7 million for the quarter ended September 30, 2006. This resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $5.4 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $23.7 million of medical malpractice liability premiums. The decrease resulted from lower renewals and competitive pricing pressures. Medical malpractice liability premiums increased by $1.7 million to $74.8 million for the nine months ended September 30, 2007, compared to $73.1 million for the nine months ended September 30, 2006. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $18.2 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $56.6 million of medical malpractice liability premiums. Due to competitive pricing pressures, Darwin experienced an average decrease in rate for our medical malpractice liability renewal business in the third quarter of 2007 of approximately 10.1% when compared to the third quarter of 2006, and experienced an average decrease in rate for our medical malpractice liability renewal business in the first nine months of 2007 of approximately 9.1% when compared to the first nine months of 2006.

Our E&O gross premiums written increased by $6.6 million to $32.3 million for the quarter ended September 30, 2007, compared to $25.7 million for the quarter ended September 30, 2006 and increased by $25.6 million to $106.7 million for the nine months ended September 30, 2007, compared to $81.1 million for the nine months ended September 30, 2006. This increase resulted from the writing of new E&O policies of approximately $14.2 million and the renewal of policies for $18.1 million of gross premiums written for the quarter ended September 30, 2007 and the writing of new E&O policies for approximately $46.4 million and the renewal of policies for $60.3 million of gross premiums written for the nine months ended September 30, 2007. New business writings were primarily in our managed care, psychologists, lawyers and insurance agents E&O classes of business. Darwin experienced a decrease in average rate for our E&O business in the third quarter of

2007 of approximately 12.1% when compared to the third quarter of 2006 and experienced a decrease in average rate for our E&O business in the first nine months of 2007 of approximately 11.7% when compared to the first nine months of 2006. These decreases in rate were primarily the result of competitive pricing pressures in our managed care, lawyers and insurance agents E&O classes of business.

Our D&O gross premiums written decreased by $1.5 million to $7.5 million for the quarter ended September 30, 2007, compared to $9.0 million for the quarter ended September 30, 2006 and decreased by $1.7 million to $27.5 million for the nine months ended September 30, 2007, compared to $29.2 million for the nine months ended September 30, 2006. This decrease resulted from competitive pricing pressures. We wrote new policies for D&O gross premiums written of approximately $2.5 million for the quarter ended September 30, 2007 and $9.1 million for the nine months ended September 30, 2007, primarily for publicly-held companies with market capitalizations of less than $2 billion, and we renewed policies for $5.0 million of gross premiums written for the quarter ended September 30, 2007 and $18.4 million for the nine months ended September 30, 2007. Our average premium rate for D&O business renewed in the third quarter of 2007 decreased by 10.9% when compared to the third quarter of 2006 and decreased by 11.3% when compared to the first nine months of 2006.

Ceded premiums written. Ceded premiums written were $18.7 million for the quarter ended September 30, 2007, compared to $23.5 million for the quarter ended September 30, 2006, a decrease of $4.8 million or 20.4%. Ceded premiums written were $60.9 million for the nine months ended September 30, 2007, compared to $68.2 million for the nine months ended September 30, 2006, a decrease of $7.3 million or 10.8%. The ratio of ceded premiums written to gross premiums written was 27.0% for the quarter ended September 30, 2007 compared to 35.9% for the quarter ended September 30, 2006 and was 29.1% for the nine months ended September 30, 2007 compared to 37.2% for the nine months ended September 30, 2006. Ceded premiums written were reduced in the quarter by $0.8 million due to a favorable adjustment of the 2003 through 2006 accident year loss results and were reduced for the nine months ended September 30, 2007 by $5.0 million due to the favorable adjustments for 2003 through 2006 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2003 through 2006 accident years reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during the 2003 through 2006 accident years. The decrease in ceded premiums written as a percentage of gross premiums written was attributable to the adjustment to ceded premiums described above, the growth in classes of business for which Darwin ceded lesser amounts under our reinsurance contracts and due to the restructuring of our reinsurance program for policies written beginning on April 1, 2007. This new reinsurance program utilized less variable rated reinsurance and will generally reduce the overall cost of reinsurance on each policy.

Net premiums written. Net premiums written were $50.6 million for the quarter ended September 30, 2007, compared to $41.9 million for the quarter ended September 30, 2006, an increase of $8.7 million or 20.7%. Net premiums written were $148.6 million for the nine months ended September 30, 2007, compared to $115.1 million for the nine months ended September 30, 2006, an increase of $33.5 million or 29.0%. The growth in net premiums written is attributable to the growth in gross premiums written and the decrease in ceded premiums written.

Net premiums earned. Net premiums earned were $45.5 million for the quarter ended September 30, 2007 compared to $35.0 million for the quarter ended September 30, 2006, an increase of $10.5 million or 30.0%, and were $131.8 million for the nine months ended September 30, 2007 compared to $94.2 million for the nine months ended September 30, 2006, an increase of $37.6 million or 39.9%. The increase in net premiums earned is attributable to the growth in net premiums written as described above. The ratio of net premiums earned to net premiums written was 89.8% for the quarter ended September 30, 2007 and 83.4% for the quarter ended September 30, 2006 and was 88.7% for the nine months ended September 30, 2007 and 81.8% for the nine months ended September 30, 2006. The increase in the ratio of net premiums earned to net premiums written for the three and nine months ended September 30, 2007 compared to the same three and nine month periods in 2006 was due primarily to the reduction of ceded premiums as discussed above.

Net investment income and realized investment gains (losses). Net investment income increased to $5.8 million for the quarter ended September 30, 2007 compared to $4.5 million for the quarter ended September 30, 2006, an increase of $1.3 million, or 28.8%, and net investment income increased to $16.5 million for the nine months ended September 30, 2007 compared to $11.6 million for the nine months ended September 30, 2006, an increase of $4.9 million, or 41.7%. These increases in net investment income were the result of an increase in average invested assets as of September 30, 2007 compared to September 30, 2006 primarily due to the growth in our business. The book investment yield was 4.71% on investments held at September 30, 2007 as compared to 4.94% on investments held at September 30, 2006. The decrease in book investment yield was primarily attributable to the investment of operating cash flows in mostly lower yielding tax-exempt municipal fixed maturity securities. Darwin recognized realized losses of $43 thousand in the third quarter of 2007 compared to $11 thousand of realized losses in the third quarter of 2006 and realized losses of $26 thousand in the first nine months of 2007 compared to $24 thousand in realized losses in the first nine months of 2006.

Losses and LAE incurred. Losses and LAE incurred was $26.0 million for the quarter ended September 30, 2007 compared to $24.2 million for the quarter ended September 30, 2006, an increase of $1.8 million or 7.3%. Losses and LAE incurred was $76.7 million for the nine months ended September 30, 2007 compared to $65.2 million for the nine months ended September 30, 2006, an increase of $11.5 million or 17.6%. Losses and LAE incurred increased over the comparable periods for the prior year due to the estimated losses on the increased premium volume, offset by actual and anticipated reinsurance recoveries for the losses (including a provision for recoveries on IBNR losses and LAE). The increase in losses and LAE primarily reflects increased net premiums earned. During the third quarter of 2007, Darwin recognized favorable loss development of $3.8 million net of anticipated reinsurance recoveries on the 2003 through 2006 accident years. For the nine months ended September 30, 2007, Darwin recognized favorable loss development of $7.7 million net of anticipated reinsurance recoveries on the 2003 through 2006 accident years. Darwin’s loss ratio for the quarter ended September 30, 2007 decreased to 57.1% compared to 69.2% for the quarter ended September 30, 2006. Darwin’s loss ratio for the nine months ended September 30, 2007 decreased to 58.2% compared to 69.2% for the nine months ended September 30, 2006. The decrease in loss ratio for the third quarter of 2007 compared to the same period in 2006 was primarily due to adjustments totaling $4.6 million ($3.8 million to net losses incurred and $0.8 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 through 2006 accident years. The decrease in loss ratio for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to the adjustments totaling $12.7 million ($7.7 million to net losses incurred and $5.0 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 through 2006 accident years.

Commissions and brokerage expenses. Commissions and brokerage expenses were $5.6 million for the quarter ended September 30, 2007 compared to $4.2 million for the quarter ended September 30, 2006, an increase of $1.4 million or 34.4%. Commissions and brokerage expenses were $17.1 million for the nine months ended September 30, 2007 compared to $10.2 million for the nine months ended September 30, 2006, an increase of $6.9 million or 68.5%. The ratio of commissions and brokerage expenses to net premiums earned increased to 12.3% for the quarter ended September 30, 2007 from 11.9% for the quarter ended September 30, 2006 and increased to 13.0% for the nine months ended September 30, 2007 from 10.8% for the nine months ended September 30, 2006. The increase in commissions and brokerage expenses is attributable to growth in net premiums earned as well as the increase in the overall commissions paid as a percentage of net premiums earned. The increase in the commission and brokerage expense ratio for the three months and nine months ended September 30, 2007 compared to the same periods of 2006 is due to changes in mix of business as well as profit sharing expenses associated with certain program administrators whose arrangements allow for participation in the favorable loss development recognized in the third quarter and first nine months of 2007 and the higher rate for the Capitol Companies policy issuance fee in 2007. For certain of our classes of business, particularly business written for insureds with smaller average premiums and risk profiles, the commission rate was higher. In addition, Darwin raised its commission rates on new business during the first quarter of 2007, resulting in higher average commission rates being paid on our overall business.

Other underwriting, acquisition and operating expenses. Other underwriting, acquisition and operating expenses were $7.2 million for the quarter ended September 30, 2007 compared to $5.3 million for the quarter ended September 30, 2006, an increase of $1.9 million or 36.5%. Other underwriting, acquisition and operating expenses were $20.5 million for the nine months ended September 30, 2007 compared to $15.4 million for the nine months ended September 30, 2006, an increase of $5.1 million or 32.9%. These increases are primarily attributable to an increase in personnel costs incurred to support the growth in premiums and general expenses incurred in connection with the expansion of our business. The ratio of other underwriting, acquisition and operating expenses to premiums earned increased to 16.0% for the quarter ended September 30, 2007 from 15.2% for the quarter ended September 30, 2006. The ratio of other underwriting, acquisition and operating expenses to premiums earned decreased to 15.5% from 16.4% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Darwin’s total expense ratio increased to 28.3% for the quarter ended September 30, 2007 compared to 27.1% for the quarter ended September 30, 2006. The increase is attributable to an increase in commission expenses incurred, as well as personnel costs incurred to support the growth in premiums and general expenses incurred in connection with the expansion of our business. Darwin’s total expense ratio increased to 28.5% for the first nine months of September 30, 2007 compared to 27.2% for the nine months ended September 30, 2006. The increase in the total expense ratio for the nine months ended September 30, 2007 is due primarily to the increase in commission expense partially offset by decreases in operating expenses as a percentage of net premiums earned. Growth in our business has been at a greater rate than our operating expenses, which has allowed us to spread our other underwriting, acquisition and operating expenses over a larger premium base.

Other expenses. Other expenses incurred were $1.4 million for the quarter ended September 30, 2007 compared to $0.04 million for the quarter ended September 30, 2006, an increase of $1.4 million. Other expenses incurred were $4.2 million for the first nine months ended September 30, 2007 compared to $0.3 million for the nine months ended September 30, 2006, an increase of $3.9 million. These expenses were primarily attributable to Darwin’s long-term incentive plan which is based on net underwriting profitability. The increase in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 is primarily due to the more favorable underwriting results primarily attributable to the favorable loss development recognized in the third quarter of 2007, as noted above.

Income tax expense. Income tax expense incurred was $2.6 million for the quarter ended September 30, 2007 compared to $1.7 million for the quarter ended September 30, 2006, an increase of $0.9 million. Income tax expense incurred was $8.5 million for the nine months ended September 30, 2007 compared to $4.5 million for the nine months ended September 30, 2006, an increase of $4.0 million. These increases were due to the increased profitability for the quarter and nine months ended September 30, 2007 compared to the quarter and nine months ended September 30, 2006, partially offset by a decrease in the effective tax rate and a change in estimate relating to a tax provision to tax return adjustment recorded in the third quarter of 2007. The effective tax rate decreased to 24.0% for the quarter ended September 30, 2007 from 30.4% for the quarter ended September 30, 2006. The effective tax rate decreased to 28.4% for the nine months ended September 30, 2007 from 30.9% for the nine months ended September 30, 2006. The decrease in the effective tax rates was attributable primarily to an increase in the portion of net investment income received on tax-exempt municipal securities and a true up for the 2006 income tax provision to the income tax return filed in the third quarter of 2007. This true up resulted primarily from our estimated 2006 state income tax rate being higher than actual.

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

Darwin Select has approximately $2.3 million available in 2007 for ordinary dividends to DNA without prior regulatory approval. DNA would not be permitted to dividend this amount to DPUI without receiving approval from the Delaware Insurance Department. Darwin Select did not pay any dividends in the first nine months of 2007 or in 2006.

Credit Agreement. On March 23, 2007, Darwin entered into a three-year secured credit agreement with a bank syndicate (Credit Agreement), providing commitments for revolving credit loans in an aggregate principal amount of up to $25.0 million. The loan is secured by the common stock of Darwin Group. Borrowing under the Credit Agreement is intended to be used for general corporate purposes and for strategic merger and acquisition purposes. The cost of funds drawn down would be at an annual interest rate of LIBOR plus 112.5 basis points. The Credit Agreement also has a commitment fee of 0.25% per annum for any unused amount of the aggregate principal amount. The Credit Agreement contains certain covenants requiring DPUI to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0, a covenant limiting DPUI’s debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. Darwin must also have a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. At September 30, 2007, Darwin was in full compliance with the Credit Agreement’s requirements and restrictions. There were no borrowings outstanding under the Credit Agreement as of September 30, 2007.

Off Balance Sheet Arrangements. Darwin did not have any off balance sheet arrangements as of September 30, 2007 and December 31, 2006.

Darwin Consolidated Financial Position

Capital Resources. Total stockholders’ equity increased to $239.8 million as of September 30, 2007 from $217.9 million as of December 31, 2006, an increase of $21.9 million or 10.1%. The increase was primarily due to the net income for the nine months ended September 30, 2007 of $21.3 million, and $1.18 million of stock-based plans compensation, excess tax benefit and options exercised during the period, offset by $0.5 million of unrealized losses after taxes on equity and fixed maturity securities.

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

The Company’s registration statement filed with the SEC in connection with an initial public offering of common stock was declared effective on May 18, 2006 for the issuance of 5,217,391 shares of common stock at an initial offering price of $16.00 per share. Subsequently, the underwriters of the initial public offering exercised their over-allotment option in which an additional 782,609 shares of common stock were issued at the $16.00 per share initial public offering price. Gross proceeds from the sale of the 6,000,000 shares of common stock were $96.0 million. Total costs associated with the initial public offering included $9.7 million of underwriting costs and offering expenses. Net proceeds from the offering, after deducting underwriting costs and offering expenses, were $86.3 million.

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

The Company filed a shelf registration statement on Form S-3 with the SEC which became effective August 20, 2007. The Form S-3 registered for possible future sale up to 9,371,096 shares of Darwin common stock (equal to approximately 55% of the total issued and outstanding), all of which are currently owned by AIHL, a wholly-owned subsidiary of Alleghany. The filing was in response to AIHL’s exercise of its demand registration right under the Registration Rights Agreement dated May 18, 2006. In the demand registration notice, AIHL advised that it had no present plan to sell any of its Darwin common stock, but that it was exercising its registration right in order to provide flexibility in the event that it decides to sell some or all of its shares in the future. The filing of the shelf registration does not obligate AIHL to sell any shares, and Darwin would not receive any proceeds from a sale of shares by AIHL.

Book Value Per Common Share. As of September 30, 2007, DPUI’s book value per common share was $14.08 per share and the tangible book value per common share was $13.66 per share. This compares to the book value per common share of $12.78 per share and the tangible book value per common share of $12.35 per share as of December 31, 2006. Tangible book value per common share is determined by dividing our tangible book value (total assets excluding intangible assets less total liabilities) by the number of our common shares outstanding on the date that the book value is determined. The Company believes that the change in tangible book value per common share over time is an important indicator for investors as to the long-term common share value of the Company.

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

For the nine months ended September 30, 2007, there was a net decrease in cash of $20.4 million as the Company invested excess cash in equities, fixed income securities and short-term investments. Cash flow from operating activities increased in the first nine months of 2007 to $101.5 million compared to $89.4 million for the first nine months of 2006, due primarily to an increase in premium volume and limited paid loss activity on current and prior accident years. Cash flows used in investing activities increased in the first nine months of 2007 to $122.2 million compared to $72.4 million for the first nine months of 2006 primarily due to the fact that in 2007 a greater amount of cash flows generated from operations and available cash balances was invested in our investment portfolio. Cash flow from financing activities was $0.3 million in the first nine months of 2007 and 2006, due largely to excess tax benefits on restricted stock vesting in the periods.

The following table summarizes these cash flows for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities	$101,475	$89,354
Cash flows used in investing activities	(122,235)	(72,404)
Cash flows from financing activities	316	302

Net increase (decrease) in cash	$(20,444)	$17,252

Paid losses and loss adjustment expenses	$12,958	$6,630

At September 30, 2007, we had cash, short-term investments and other investments of $528.6 million, including cash, short-term investments and fixed maturities due within one year of approximately $81.0 million and fixed maturities of $89.0 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represent 15.3% of Darwin’s total investment portfolio and cash balances at September 30, 2007. At December 31, 2006, we had cash, short-term investments and other investments of $426.3 million. Included in our December 31, 2006 portfolio were cash, short-term investments and fixed maturities due within one year of approximately $103.5 million and fixed maturities of $67.6 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represented 24.3% of Darwin’s total investment portfolio and cash balances at December 31, 2006. In accordance with our investment guidelines in 2007, our external investment manager has purchased longer-duration fixed maturities with a portion of these funds. We believe that cash generated by operations and cash generated by investments will provide sufficient sources of liquidity to meet our anticipated needs over the foreseeable future.

Contractual Obligations. We have certain obligations to make future payments under contracts and commitments. At September 30, 2007, long-term aggregate contractual obligations and commitments were as follows:

Contractual Obligations	Total	Within 1 Year	More Than 1 Year But Within 3 Years	More Than 3 Years But Within 5 Years	More Than 5 Years
	(Dollars in thousands)
Operating lease obligations	$2,903	$707	$1,494	$615	$87
Other long-term liabilities reflected on consolidated balance sheet under GAAP(1)	6,620	1,840	4,292	488	—
Loss and LAE reserves	357,016	87,804	174,693	37,105	57,414

Total	$366,539	$90,351	$180,479	$38,208	$57,501

(1)	Other long-term liabilities primarily reflect Darwin’s long-term incentive plan obligations.

Darwin has obligations to make certain payments for losses and LAE pursuant to insurance policies we issue. These future payments are reflected as reserves on our financial statements. With respect to reserves for losses and LAE, there is typically no minimum contractual commitment associated with insurance contracts and the timing and ultimate amount of actual claims related to these reserves is uncertain. The table above estimates the expected payment pattern of loss and LAE reserves. Given our limited loss experience and operating history, we have utilized industry experience in estimating these amounts. Our actual future payment experience could differ materially. For additional information regarding reserves for losses and LAE, including information regarding the timing of payments of these expenses, see “Critical Accounting Estimates—Loss and LAE Reserves.”

Investments. We utilize a third-party investment manager, General Re-New England Asset Management, to manage our investments. We have provided our investment manager with investment guidelines and our Board of Directors reviews our investment performance and the investment manager’s compliance with our investment guidelines on a quarterly basis. We believe that we have a conservative approach to our investment and capital management strategy with an objective of providing a stable source of income and preserving capital to offset underwriting risk. We maintain an investment portfolio representing funds that have not yet been paid out as claims, as well as the capital we hold for our stockholders. As of September 30, 2007, our investment portfolio had a fair value of $522.1 million, an increase of $122.7 million over the December 31, 2006 investment portfolio fair value of $399.4 million. The increase in invested assets at September 30, 2007 when compared to December 31, 2006 was primarily due to investment of a portion of the December 31, 2006 cash balances and cash flows from operations. Our investment portfolio consists of fixed maturities, preferred stock and short-term investment securities. We currently do not have any common stock equity securities in our portfolio.

The following table presents the fair value amounts and percentage distributions of investments as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Fair Value	%	Fair Value	%
	(Dollars in thousands)
Equity securities:
Preferred stock	$3,936	0.8%	$—	—
Fixed maturities securities:
U.S. Government and government agencies	21,948	4.2%	22,239	5.6%
State and municipal	253,348	48.5%	129,743	32.5%
Mortgage/asset-backed securities	111,258	21.3%	106,615	26.7%
Corporate and other	61,576	11.8%	71,249	17.8%

Total fixed maturities	448,130	85.8%	329,846	82.6%
Short term investments	70,059	13.4%	69,537	17.4%

Total investments	$522,125	100.0%	$399,383	100.0%

The following table presents the book and tax-equivalent yields on our investments at September 30, 2007 and 2006:

	At September 30,
	2007	2006
Book yield on all investments	4.71%	4.94%

Tax-equivalent yield on all investments	5.64%	5.50%

The table below compares total return on our total investments to a comparable public index. While there are no directly comparable indices to our portfolio, the Lehman Intermediate Aggregate Bond Index is a widely used industry benchmark. Both our performance and the index include changes in unrealized gains and losses.

	For the Nine Months Ended September 30,
	2007	2006
Return on total investments	3.91%	4.28%

Lehman Intermediate Aggregate Bond Index	4.01%	3.27%

Our fixed-income portfolio is invested in investment grade bonds. The National Association of Insurance Commissioners (NAIC) assigns ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our fixed income portfolio by independent rating agency and comparable NAIC designations as of September 30, 2007 and December 31, 2006:

Financial Strength Ratings (1)	NAIC Designation	September 30, 2007		December 31, 2006
		Fair Value	% Total	Fair Value	% Total
		(Dollars in thousands)
AAA	1	$335,532	74.8%	$233,228	70.7%
AA +	1	25,242	5.6%	11,603	3.5%
AA	1	27,753	6.2%	21,278	6.5%
AA-	1	10,258	2.3%	10,180	3.1%
A+	1	9,674	2.2%	13,379	4.1%
A	1	18,900	4.2%	18,865	5.7%
A-	1	12,886	2.9%	17,403	5.3%
BBB+	2	7,424	1.7%	3,415	1.0%
BBB	2	461	0.1%	495	0.2%

Total fixed maturities		$448,130	100.0%	$329,846	100.0%

(1)	Ratings are the lowest rating assigned by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc, or by Moody’s Investors Service. Where not available from either rating agency, ratings are determined by other independent sources.

The maturity distribution of fixed maturity securities held as of September 30, 2007 and December 31, 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2007		At December 31, 2006
	Fair Value	%	Fair Value	%
	(Dollars in thousands)
Due in one year or less	$4,553	1.0%	$7,106	2.2%
Due after one year through five years	88,982	19.9%	67,565	20.5%
Due after five years through ten years	72,007	16.1%	32,003	9.7%
Due after ten years	171,330	38.2%	116,557	35.3%
Mortgage backed securities	111,258	24.8%	106,615	32.3%

Total fixed maturities	$448,130	100.0%	$329,846	100.0%

As of September 30, 2007, the average option adjusted duration of our fixed-income portfolio was 4.01 years compared to 3.99 years as of December 31, 2006. The concept of average option adjusted duration takes into consideration the probability of having the various option features associated with many of the fixed-income investments we hold exercised. Fixed maturity securities are frequently issued with call provisions which provide the ability to adjust the maturity of the security at the option of the issuer. During the first nine months of 2007, we decided to invest in tax-exempt fixed maturities with slightly longer durations where we believed the tax equivalent yield provided superior investment return opportunities.

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

An investment in a preferred equity or fixed maturity security which is available for sale is impaired if its fair value falls below its cost, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes a current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery. As of September 30, 2007, Darwin did not own any equity or fixed maturity securities which were considered to be impaired.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2007:

	September 30, 2007
	Less Than 12 Months		12 Months or More		Total
Type of investment	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Equities:
Preferred stock	$3,936	$(64)	$—	$—	$3,936	$(64)
Fixed maturities:
U.S. Government bonds	248	(1)	4,447	(25)	4,695	(26)
State and municipal bonds	61,112	(380)	1,893	(18)	63,005	(398)
Mortgage/asset-backed securities	67,376	(640)	9,355	(99)	76,730	(739)
Corporate bonds and notes	23,036	(147)	7,097	(88)	30,133	(235)

Total fixed maturities	$155,708	$(1,232)	$22,792	$(230)	$178,499	$(1,462)

The unrealized losses on preferred equity and fixed maturity securities are primarily interest rate related. The Company’s unrealized loss increased $0.6 million from December 31, 2006 to September 30, 2007 due to the change in the market interest rates during the period. Each of the securities with an unrealized loss at September 30, 2007 has a fair value that is greater than 92.5% of its cost. Of the 27 securities that have been in an unrealized loss position for longer than 12 months, 5 are U.S. Treasury securities and each of the remaining securities has a fair value that is greater than 96.4% of its amortized cost. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment, and none is rated below investment grade. Based on management’s review of the factors above, no securities are considered to be other-than-temporarily impaired.

Given recent rating agency actions on sub-prime securities, we performed additional procedures to review for any impairments on our mortgage/asset-backed securities that are classified as sub-prime mortgage obligations. As of September 30, 2007, we hold sub-prime fixed income securities totaling $3.2 million. All of these securities (6 in total) are currently rated AAA and none is currently under watch by a major rating agency. The remaining average life of each of these securities is less than 0.4 years and all are currently paying down their balances. The total unrealized loss on these securities as of September 30, 2007 was less than a $13,000. In addition to the sub-prime mortgage obligations, we hold $9.6 million of Alt-A mortgage obligations, commonly known as low documentation mortgages, and generally considered to be of lower risk than sub-prime securities. Similar to the sub-prime mortgage obligations, all of these securities (7 in total) are currently rated AAA, have a remaining average life of less than 1.25 years (except one with a remaining average life of 4.28 years) and total unrealized loss as of September 30, 2007 of less than $42,000. As such, we do not believe we have any other-than-temporarily impaired fixed income securities classified as “sub-prime” or Alt-A mortgage obligations.

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

The table below presents a sensitivity analysis of the debt securities of Darwin that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we measure the potential change of +/-100, +/-200, and +/-300 basis point range of change in interest rates to determine the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2007 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security.

Sensitivity Analysis

At September 30, 2007

Interest Rate Shifts (in basis points)	-300	-200	-100	0	100	200	300
	(Dollars in thousands)
Fixed Maturity Securities
Portfolio value	$511,586	$489,762	$468,834	$448,130	$427,605	$407,619	$388,439
Change	63,456	41,632	20,704	—	(20,525)	(40,511)	(59,691)
% Change	14.16%	9.29%	4.62%	0.00%	(4.58)%	(9.04)%	(13.32)%

Item 4.	Controls and Procedures

Darwin maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

During the third quarter of 2007, the Company’s Audit Committee approved the creation of a Disclosure Committee comprised of the Company’s controller, internal auditor, chief underwriting officer, chief actuary and corporate counsel. The purpose of the Disclosure Committee is to assist the Company in complying with its policy of accurate, complete and timely financial disclosure. In connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act (the “Rules”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that other than as stated in the immediately preceding sentence, there was no change in the Company’s internal control over financial reporting (as that term is defined in the Rules) that occurred during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 6, 2007