Form 10-K
period 2007-12-31
Darwin Professional Underwriters Inc
filed 2008-02-29
CIK 1355795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32883
DARWIN PROFESSIONAL UNDERWRITERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0510450
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
9 Farm Springs Road	06032
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
860-284-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑

As of February 25, 2008, 17,025,051 shares, par value $0.01 per share, of Common Stock of the registrant were outstanding. The aggregate market value (based upon the closing price of these shares on the NYSE as of June 29, 2007) of the shares of Common Stock of registrant held by non-affiliates was approximately $156,282,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders of Darwin Professional Underwriters, Inc. to be held on May 2, 2008 are incorporated by reference into Part III of this Form 10-K Report.

Darwin Professional Underwriters, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2007

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Darwin,” the “Company,” “we,” “our” and “us” are to Darwin Professional Underwriters, Inc. and its subsidiaries, taken as a whole, unless the context otherwise requires. We also refer to Darwin Professional Underwriters, Inc., excluding its subsidiaries, as “DPUI.” References to “Alleghany” are to Alleghany Corporation, our ultimate parent company, which is a holding company primarily engaged, through its subsidiaries, in the property and casualty insurance business. Our intermediate holding company subsidiaries are Darwin Group, Inc. (referred to herein as “Darwin Group”) and Evolution Underwriting Inc. as of November 30, 2007 (referred to herein as “Evolution”). References to (a) “DNA” are to our subsidiary Darwin National Assurance Company, (b) “Darwin Select” are to DNA’s subsidiary Darwin Select Insurance Company and (c) “Vantapro” are to DNA’s subsidiary Vantapro Specialty Insurance Company (formerly named “Midway Insurance Company of Illinois”), and (d) “AMS” are to Evolution’s subsidiaries acquired on January 4, 2008, Agency Marketing Services, Inc., Allsouth Professional Liability, Inc. and Raincross Insurance, Inc., collective. Whenever in this Annual Report we refer to business generated, written or produced by Darwin, we include business produced by DPUI and written on policies of certain insurance company subsidiaries of Alleghany (which we refer to as the “Capitol Companies”), , all of which policies are now fully reinsured by DNA. This Annual Report gives effect to certain reorganization and reinsurance transactions that were implemented prior to our May 2006 initial public offering as though the structure of our business resulting there from had been in effect since our inception in March 2003. See “Business” for a description of these transactions.

ITEM 1.	Business.

Overview

Darwin is a holding company, the subsidiaries of which are engaged in insurance underwriting and distribution across a spectrum of the specialty commercial property-casualty insurance market within four major lines of business. The bulk of our business is the underwriting and administration of liability insurance policies within one of three broad professional liability lines: Directors and Officers Liability (“D&O”); Errors and Omissions Liability (“E&O”); and Medical Malpractice Liability. Additionally, we introduced a program of general liability (“GL”) business during 2007, and we expect to consider additional GL business as attractive opportunities arise in the future. During November 2007, we announced that we had formed Evolution as a new subsidiary to serve as a holding company for our non-risk bearing insurance operations. Concurrently, we announced that Evolution had agreed to acquire all of the stock of the three affiliated insurance distribution entities in Florida, referred to herein as AMS. With Evolution’s acquisition of AMS in January 2008, we became the parent of a regional program administrator and wholesale brokerage operation based in Florida. AMS represents diversification from our risk-bearing insurance operation, but we expect that the business generated by AMS will account for only a small portion of our overall revenues and profits.

Our principal objective is to create and sustain superior returns for stockholders by generating consistent underwriting profits across our product lines and through all market cycles. We believe that this can be best accomplished by directing our efforts toward continual growth of our small and middle market business, while taking advantage of opportunities when they are presented by larger accounts in the professional liability insurance market.

Since our formation almost five years ago, we have grown our business to produce $280.3 million of gross premiums written in calendar year 2007, which was up 13.8% from the $246.3 million of gross premiums written in calendar year 2006. Although price levels have been deteriorating within the lines we write, we believe there continue to be growth opportunities for our Company, via penetration of other sectors within the overall market for our target lines of business, which we estimate exceeds $20 billion in annual premium volume. Although, at any given time, our focus will be on those sectors of the market that then represent the most attractive new opportunities, we believe our existing market share (currently less than 2%) allows substantial potential for growth within our existing lines.

Stephen Sills, our President and Chief Executive Officer, and Alleghany formed DPUI in March 2003. At that time, our target classes of business were attractively priced as a result of prior industry losses and the corresponding price increases that resulted. We also took advantage of the opportunity to develop proprietary insurance systems using current technology, and we believe these systems now provide us with a competitive advantage compared to insurance companies that are encumbered by older systems and processes. Since 2003, we have gradually increased the number and variety of coverages offered by our subsidiaries, most recently adding a professional liability product for long-term care facilities, a media liability product and a general liability program for short-line railroads. In November 2007 we formed Evolution and announced its planned acquisition of AMS, our Florida-based program administration and wholesale brokerage firm. The AMS acquisition will add insurance product distribution to Darwin’s business mix and modestly diversifies our revenue stream.

These actions demonstrate the high value we place on diversification within our portfolio of insurance products. We will continue to introduce new products from time to time. While our underwriting activities are likely to remain predominantly oriented toward professional liability coverages in the D&O, E&O and Medical Malpractice Liability lines, other specialty property-casualty businesses will also be explored. Our insurance company subsidiaries are currently rated “A−” (Excellent) by A.M. Best Company (“Best”).

The executives who founded and continue to lead our Company have significant experience in the insurance industry in general, and particularly in the specialty lines of business that we write. Five of the seven executives who constitute our management team, including Mr. Sills, worked together at Executive Risk Inc., a specialty insurance company that was acquired by The Chubb Corporation in 1999. Company directors, management and other employees own a significant portion of the Company’s issued and outstanding shares, an aggregate amount which approximates 10% of such shares (includes ownership in the form of shares awarded under the Company’s restricted stock plan). Our majority shareholder, Alleghany, indirectly owns approximately 55% of the Company’s issued and outstanding common stock. In August 2007, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under which we registered for sale all of the Darwin shares held by Alleghany’s subsidiary. The registration statement was made effective under SEC Rule 415 (the “shelf registration” rule) on August 20, 2007. As of the date hereof, Alleghany has not sold any shares of Common Stock under the August 2007 Registration Statement, but it may decide to sell some or all of the registered shares at any time in its sole discretion.

Our insurance group includes both an admitted company (DNA) and a surplus lines company (Darwin Select) (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our History”). In addition, we purchased a dormant property-casualty company named “Midway Insurance Company of Illinois” from Fireman’s Fund Insurance Company (“Fireman’s Fund”) that held no operating assets or liabilities in November 2007, and we have filed for regulatory approval of our plan to redomesticate that company from Illinois to Arkansas. We have re-named the new acquisition Vantapro Specialty Insurance Company and we intend to obtain surplus lines approvals for Vantapro in a number of states so as to enhance distribution flexibility for our products. Together, these companies provide us with the ability to write business both on an admitted basis and on a surplus lines basis throughout much of the United States. Surplus lines insurance covers risks that do not fit the underwriting criteria of standard, admitted carriers, usually because of the perceived risk associated with aspects of the insured’s business. In contrast to an admitted insurance company, which is required to be licensed in each state where it writes insurance, a surplus lines insurance company does not have to apply for and maintain a license in each state where it writes insurance. It is, however, either required to meet suitability standards or else be subject to approval under each particular state’s surplus lines laws in order to be an eligible surplus lines insurance company. Because insureds in the surplus lines market are generally considered higher risk, surplus lines carriers may offer more restrictive coverage at higher prices than would be offered by the standard admitted market. We have written the majority of our business on surplus lines policies (based on the number and dollar amounts of policies written), but we expect our percentage of policies written on an admitted basis to grow over the next few years.

As of December 31, 2007, we had GAAP-based stockholders equity of $254.2 million and statutory surplus of DNA of $218.8 million which includes its investments in DSI and Vantapro. We believe that this level of capital provides us with a conservative balance sheet relative to our net premiums written of $199.7 million in 2007, particularly when taking into consideration the fact that we did not write any insurance business prior to 2003. Based on our capital position at year-end 2007, Best reaffirmed in February 2008 its “A−” (Excellent) rating for DNA and its “A−” (Excellent) rating for Darwin Select on a reinsured basis (based on DNA’s relationship with Darwin Select).

Our Competitive Strengths

Although smaller than many of the specialty insurers in our markets, we believe the Company possesses a number of strengths which position it to compete effectively. These competitive strengths include:

Experienced Management.  Our executive officers have significant experience in the insurance industry in general, and particularly in the specialty lines of business that we write. Our President and Chief Executive Officer, Stephen Sills, has more than 30 years of insurance industry experience and is the former Chief Executive Officer of Executive Risk Inc., which he helped grow from a small, private D&O facility into a leading, publicly-traded specialty lines insurance carrier. Four of our senior executives worked together with Mr. Sills at Executive Risk Inc. prior to its acquisition by The Chubb Corporation in 1999. The seven members of our senior management team average over 25 years of experience in the insurance industry.

Specialized Product Offerings and Underwriting Expertise.  We focus on specialty professional liability products, a targeted approach which allows us to better understand the unique needs of our customers and to tailor products and services to meet their needs. We believe it also allows us both to identify opportunities (such as underserved markets, where, in our judgment, the perception of risk is greater than the actual risk) and to recognize problems quickly so that we are able to address them promptly. We believe the Company’s specialty focus, disciplined underwriting, collaborative processes and entrepreneurial culture also facilitate our ability to bring new product offerings to market quickly.

Our Knowledge of the Healthcare Industry.  We have built a team of professionals dedicated to the specialty insurance needs of the healthcare industry. Their expertise extends across all of our major lines of business and includes underwriting, claims, risk management and actuarial backgrounds. We believe that these experienced professionals and our track record in developing insurance solutions provide us with a competitive advantage within the healthcare industry.

Focused Distribution.  We are selective when choosing our distribution partners. As of year-end 2007, we have developed a network of approximately 180 distribution partners that focuses on the lines and classes of business in the professional liability insurance market that we find attractive. Four of our current distribution partners are classified as program administrators, third-party entities authorized to bind business for us subject to underwriting guidelines that we prescribe. In choosing our distribution partners, we look for technical expertise; a shared commitment to excellent service (including value-added elements like risk management and loss control); an ability to significantly penetrate the portion of the distributor’s business that is of greatest interest to us; and a willingness to innovate with us in new technologies, processes and products.

Innovative Use of Technology.  Our systems platform uses technology that we believe significantly enhances the effectiveness and flexibility of our key functions, including underwriting, claims, finance and accounting. This technology platform facilitates significant “real-time” management reporting capability and allows us to interact efficiently with our distribution partners. We have developed and rolled out i-bind, our web-based underwriting system, to selected distribution partners. The i-bind underwriting system allows on-line submission of applications, rating, quoting, proposal, binder and policy issuance.

Strong Rating.  Best reaffirmed in February 2008 ratings of “A−” (Excellent), which is the fourth highest rating of Best’s 16 rating categories, for DNA and Darwin Select. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders; therefore, our subsidiaries’ ratings are not evaluations directed to the protection of investors. Best’s opinions are derived from its evaluation of an insurer’s balance sheet strength, operating performance and business profile. While our current ratings are strong, there are business risks associated with the possibility that our rating could decline at some point in the future (see “Risks Related to Our Business”).

Conservative Balance Sheet.  As of December 31, 2007, we had stockholders’ equity of $254.2 million, with $199.7 million of net premiums written in 2007. We believe that our capital base is sufficient to support a greater volume of net premiums than we currently write. Additionally, we believe that our investment portfolio is conservative. As of December 31, 2007, our investment portfolio was entirely invested in cash, fixed-income and equity securities that had an average adjusted duration of 3.90 years, and 95.8% of the fixed-income securities had a quality rating of A or higher from Standard & Poor’s or Moody’s. We are currently moving forward with plans for diversifying our portfolio to include some classes of common equity for a small percentage of the Company’s total portfolio holdings.

Our Strategy

We have developed strategies that we believe assist us in pursuing our objective of creating and sustaining superior returns for our stockholders by generating consistent underwriting profits across our product lines and through all market cycles. These strategies include:

A Balanced Book of Business with a Bias to Smaller Accounts.  We strive to balance our four broad lines of business (D&O, E&O, Medical Malpractice Liability and GL), subject to market conditions in any particular segment. Due to softening conditions in recent quarters, the percentage of D&O business has fallen somewhat relative to the other two professional liability lines. Also, during 2007 we began a process of diversifying outside our principal professional liability lines when we commenced writing general liability policies for short-line railroads. While that program is expected to remain small, relative to our specialty liability businesses, we believe that other general liability initiatives are possible over the next several years. We also continue our efforts to grow that portion of our book comprised of small and mid-sized account business, which we believe will maintain more consistent profitability through market cycles and over sustained periods. Smaller businesses represent a significant market opportunity for Darwin, and we believe that i-bind will assist us and our distribution partners in producing and managing small account business in a cost-effective manner. However, when market conditions warrant, we plan also to selectively write profitable larger accounts.

A Culture Focused on Underwriting Profitability.  Sustained profitability requires careful class of business and individual risk selection, as well as the consistent monitoring of underwriting results, identification of trends and implementation of corrective action when necessary. We believe our management reporting capability enhances our ability to monitor results and make timely, accurate decisions to manage our business profitably. As part of the monitoring process, we hold regular “roundtable” reviews of underwriting risks; we engage in price and trend monitoring discussions among underwriting, claims and actuarial personnel, as well as senior management; we conduct claim reviews, including quarterly meetings of claims, actuarial and underwriting personnel and senior management to review serious and potentially serious claims; and we perform periodic internal audits of the claims and underwriting functions. We believe these processes are enhanced by our collaborative culture and by the substantial centralization of core functions at our headquarters in Farmington, CT. In addition, our commitment to underwriting profitability is augmented by management’s equity ownership interest in the Company and by the incentive compensation structure for our key employees, which ties bonus compensation to long-term underwriting results.

Limited Commodity Business.  We seek to avoid business where our products and services are seen as being interchangeable with those of our competitors. Such commodity relationships are difficult to sustain and, generally, are profitable only during the most favorable market conditions. We limit commodity business by:

•	Emphasizing primary and first excess layer business. We believe that, at these attachment points, we have more influence over terms, conditions, rates, and handling of claims, and that our greater degree of involvement in these matters enables us both to form stronger relationships with customers and to better demonstrate our service capabilities directly to the customers.

•	Providing added value to insureds. We believe both our profitability and the “stickiness” (loyalty) of our producer and customer relationships are improved when we provide value-enhancing activities, such as risk management and loss control assistance, to insureds.

•	Constantly looking for new niche opportunities. We believe that we are better positioned than our competitors to capitalize on new opportunities that arise from market dislocations, such as an underserved market, an unmet need for innovation and speed, or a disparity between the perception and reality of a particular type of risk.

Technology that Optimizes Efficiency.  As we have built our business, we have used current technology to automate operational functions and processes, and to automatically feed transactional data between systems.

Presently, our underwriting, claims, financial reporting and accounts receivable and payable systems and processes benefit from these integrated transactional data transfers. We believe that our technology design and the absence of any legacy systems enable us to transact business more efficiently, and to maintain high quality service levels with fewer employees than would be needed if these processes and systems were not in place.

Expanded Use of i-bind.  Our proprietary i-bind methodology has the potential to significantly assist us in the cost-effective production and underwriting of small account and small premium professional liability business. Because we believe that insurance purchasers want to have an agent or broker to advise them in the purchase of professional liability products, we designed i-bind so that, rather than displacing the intermediary, it enables the agent or broker to operate more efficiently. i-bind is a dynamic on-line tool that asks for only the relevant information (which is iterative, based on prior answers) and provides intelligent underwriting through the several thousand rules embedded in the system. Users of i-bind can get an instantaneous quote upon completion of their application, can bind that quote and print or have emailed to them a completed policy form immediately upon binding. As of December 31, 2007, i-bind had been introduced to approximately 60 producers, up from 19 producers at year-end 2006. During 2008, we plan to continue expanding the number of distribution partners who can access the system, as well as the products available on it.

Grow Responsibly into Our Capital Base.  We believe our capital base is sufficient to support a greater volume of net premiums than we currently write. In 2007, we had net premiums written of $199.7 million, an increase of 27.2% over 2006. The ratio of net premiums written to statutory surplus is a common industry measure for capital utilization. Our ratio for 2007 was 0.91 : 1, which compares favorably to the 0.96 to 1 ratio reported in a Best study of 214 insurers focused on commercial casualty lines, for net premiums written for 2006 to statutory surplus as of December 31, 2006 (the most recent year for which data is available). Based upon current market conditions, we believe there are opportunities to produce significant premium growth over the next three to five years. Over time, we will continue to deploy our capital while maintaining our focus on underwriting profitability. We also intend to maintain reinsurance buying and investment practices that will protect our balance sheet strength as we increase our volume of net premiums written relative to our capital base.

Selective Acquisitions.  We have acquired three insurance company subsidiaries since 2004, the most recent being Vantapro which was acquired as a shell company from Fireman’s Fund in November 2007. In addition, we formed Evolution in late 2007 and completed the AMS acquisition in early 2008 (see “Evolution and subsidiaries”). We believe other attractive acquisition possibilities may arise from time to time, presenting further opportunity to diversify our business profitably. Acquisition opportunities, which may include risk-bearing entities or distribution firms (e.g. program administrators), will be considered if they meet our criteria, which include: enhancing our portfolio of product offerings for our current distribution base, expanding our distribution capabilities for specialty liability insurance and/or increasing our geographic spread of business.

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

Although the specialty liability businesses on which we focus are subject to “soft” and “hard” market cycles, the individual lines of business generally have discrete dynamics and rarely move in perfect correlation with one another. For example, over the past several years, the public D&O market has been impacted by options backdating and, more recently, sub-prime mortgage lending issues. On the other hand, the market for insurance agents’ E&O has been impacted by natural disasters, and the managed care E&O market is still somewhat impacted by certain class-actions brought earlier in the decade. In addition, compared to the smaller and mid-sized accounts that we focus on, large commercial insureds tend to be more impacted by market cycles, are more volatile, and generally more difficult to write profitably over long periods of time. Conversely, we believe that small and mid-sized accounts experience rate increases in hard markets, while their rate decreases are more modest during softer periods.

A survey sponsored by The Council of Insurance Agents & Brokers reported that in 2007 (through the fourth quarter) commercial property and casualty rates for the average small account (defined as accounts with less than $25,000 in commission and fees) decreased by 8.4%,while rates for the average mid-sized account (commissions and fees ranging from $25,000 to $100,000) decreased by 13.5% and rates for the average large account (more than $100,000 in commissions and fees) decreased by 14.4%. Our belief that losses are generally more stable in small and mid-sized risks is also supported by the 2006 Directors and Officers Liability Survey Report by Towers Perrin. According to that study both claims frequency (the average number of claims per participant) and claims susceptibility (the likelihood of incurring a claim) correlate to the insurer’s asset size. Entities with smaller asset sizes had significantly less loss frequency and susceptibility than the larger asset size companies. The report noted a particularly strong correlation between entities with asset sizes below $100 million and a reduced susceptibility to and frequency of claims.

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

In November 2007 we acquired Vantapro from Fireman’s Fund. Vantapro has one state license (Illinois), but it had been not been writing insurance business for several years. Vantapro has filed for regulatory approval to be re-domesticated to Arkansas, and upon obtaining surplus lines approvals in other states, it will become an additional distribution vehicle for our surplus lines products and services. During 2007, Vantapro did not write any insurance business.

Our Products and Markets

We group our products into the following principal lines of business: Directors and Officers liability (“D&O”), Errors and Omissions liability (“E&O”), Medical Malpractice (also known as Medical Professional Liability) and General Liability (“GL”). Within each of these lines of business we target specific classes that we believe exhibit adequate pricing and favorable terms and conditions. We have gradually diversified the number of classes in which we do business, expanding into areas where we were able to add expertise by hiring key employees or contracting with experienced program administrators. During 2007, for example, we added clinical research facilities and media companies to our product roster. We also commenced new professional liability insurance programs for senior living facilities, as well as a new general liability program for short-line railroads. Like all our program administration relationships, these arrangements call for underwriting by third parties within parameters established and monitored by Darwin. All reinsurance and claims handling for our program business is handled internally by our own employees, except in the case of the short-line railroad program, where we have selected a third-party administrator for claims handling.

The following table sets forth gross premiums written by line of business during each of the past three years:

	Year Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Directors and Officers	$38,737	13.8%	$40,626	16.5%	$32,926	19.9%
Errors and Omissions	140,013	49.9%	111,039	45.1%	58,867	35.5%
Medical Malpractice Liability	100,783	36.0%	94,587	38.4%	74,031	44.6%
General Liability	750	0.3%	—	0.0%	—	0.0%

Total	$280,283	100.0%	$246,252	100.0%	$165,824	100.0%

Each of these businesses has underwriting and service needs that are unique to its operations and, therefore, we believe that each provides a distinct underwriting opportunity for us.

Although we generally seek to build a balanced book of business in our four lines, we will write more business in one line or in one industry concentration than another when we see favorable market opportunities. For example, in 2007 our E&O Liability line, where we observed favorable market conditions, totaled 49.9% of gross premiums written.

The overwhelming numbers of our policies are “claims-made,” although we do write a small amount of “occurrence” coverage. Claims-made policies cover only those lawsuits or other claims that are asserted during the policy period. Occurrence policies cover claims no matter when they are asserted, so long as they are based on incidents that took place during the policy period. Claims-made policies are generally considered to have a shorter “tail,” meaning that the insurer can recognize its ultimate liabilities, if any, more quickly than under longer-tailed occurrence policies, where the claim may not be asserted until years after the policy period.

D&O.  Under various state laws, a corporation is authorized to indemnify its directors and officers against legal claims arising in connection with their work on behalf of the corporation. In order to attract and retain qualified directors and officers, corporations purchase D&O insurance. D&O insurance for public corporations covers directors and officers when the corporation is not legally permitted, or is financially unable, to indemnify them, and policies that address only this exposure are known as “A-side D&O” coverage. Many D&O policies also cover the corporation to the extent that the corporation has indemnified directors and officers, and they also frequently cover the corporation directly for claims relating to violations of the securities laws. D&O insurance for private or non-profit accounts generally provides broader coverage for the entity, but has little or no exposure to securities claims.

Public Accounts.  We write policies providing up to $20 million of coverage in this class of our business, a significant portion of which has resulted from strong service relationships we’ve established with a small number of wholesale brokers. Pricing in the public D&O market was hard when we began our business in 2003, but it has since softened. As a result, we have limited our writings in this line of business, and public D&O has declined as a percentage of our total gross premiums written.

Private Accounts and Non-Profit Accounts.  This business focuses on small private businesses and non-profit organizations. The U.S. Small Business Administration has estimated that there are over twenty million for-profit, non-farm small businesses in the U.S. We believe that this class has had favorable loss experience in recent years, and we expect this class to represent an increasing part of our D&O business in the near term. We generally write business in this class on an admitted basis and generally issue primary policies. We currently offer limits of up to $15 million in this class, but most of our issued policies have limits of $2 million or less. Average policy premium in this class is relatively low (for calendar year 2007, approximately $4 thousand), and we believe that our i-bind system presents an opportunity for us to expand our writings in this class.

We did not market to non-profit accounts until late 2005, when we added a D&O product for non-profit organizations to i-bind. One national information source on U.S. non-profits lists over 1.5 million IRS-recognized organizations in its database, which represents a significant market. Private and non-profit D&O coverage is frequently sold with both management liability and employment practices liability (“EPL”) coverage. Through i-bind, we also offer a stand-alone EPL product for those purchasers who are only interested in the EPL coverage.

Healthcare Management Liability.  Our target buyers in this class are non-profit health systems and hospitals and managed care organizations. As we are one of the few insurers that write both managed care E&O and D&O, the two products are frequently marketed together to managed care organizations. Most of our D&O for managed care organizations is written on a surplus lines basis, while the majority of our business for hospitals is written on an admitted basis. We currently offer policies with limits of up to $15 million in this class.

Financial Institutions D&O/E&O:  In 2006, Darwin began to selectively underwrite risks in the Financial Institutions (“FI”) sector. This segment includes a variety of financial institutions including banks, insurance companies, investment advisors, mutual funds, hedge funds and private equity funds. These products provide D&O and E&O on a stand-alone and blended basis, and currently offer policy limits of up to $20 million for A-side D&O and $10 million for all other classes. The majority of business in this class is written on a surplus lines basis, with admitted policies available in select states.

E&O.  This coverage protects insureds, generally business owners and professional service providers, against claims by clients, customers and other parties that services rendered by the insured were executed negligently or outside of professional standards. We provide insurance against underlying liability claims as well as the legal fees in connection with defending such claims. Some types of organizations or professionals receive a specialized form of policy that is highly customized for their needs and risks (e.g., insurance agents, law firms). Miscellaneous E&O refers to those coverages that can be written on a more generic, less customized form of policy. Our principal E&O product lines are Managed Care E&O, Lawyers Professional E&O and Insurance Agents E&O. Although relatively new additions to our E&O product capabilities, we believe that Technology E&O, Miscellaneous Professional E&O, Standard Lawyers Professional Liability, Municipal Entity and Public Officials E&O and Insurance Company E&O have the potential to be significant contributors to our future growth. E&O tends to be a more fragmented and regionalized marketplace than D&O, since the risks vary significantly depending on the nature of the profession and the geographic area in which it is practiced. Despite this fragmentation and diversity, the E&O business is generally competitive. Despite the increasingly competitive market conditions, we believe that certain classes remain adequately priced and that, with knowledgeable underwriting and well-conceived distribution and claims handling systems, we can be successful in these lines.

Managed Care E&O.  Managed Care E&O provides protection for some business activities of managed care organizations such as evaluating the appropriateness of medical services provided for purposes of coverage under a health care plan (utilization review), and selecting, evaluating or contracting with providers of medical services (provider selection). Our E&O policies specifically exclude coverage for any medical professional service (except for vicarious liability claims). We believe that the Managed Care E&O market has comparatively few competitors for the primary and first excess layer business that we target. Therefore, we believe we have become a significant supplier in this class of business. We issue Managed Care E&O policies with limits of up to $20 million. We are most interested in primary and first excess layer placements in this class. The business we have written to date is either on a surplus lines basis or, in states where there has been deregulation which allows us to write business without regulatory review or approval of rates and forms, on an admitted basis.

Lawyers Professional E&O.  In this class, we have historically targeted small to mid-sized firms (generally with fewer than 50 attorneys) which the market considers “non-standard.” Non-standard generally refers to legal specialties that are considered to be more complicated and to carry the potential for greater exposure. We typically write this business on a surplus lines basis, offering liability limits up to $10 million, although actual policy limits are typically between $1 million and $2 million. We believe that with careful underwriting and appropriate pricing, non-standard risks in the lawyers E&O class can produce attractive profits. During 2006, we entered the standard small and mid-size markets. A significant portion of the business that we write in this class are written on an admitted basis and are produced via one or more program administration arrangements with leading agencies in selected geographic areas.

We selectively offer limits of up to $5 million to large law firm risks under appropriate circumstances, although the market in this segment is quite competitive, and opportunities that offer attractive pricing are increasingly rare. In general, we believe that, compared to small and mid-sized law firm business, large law firm business is more volatile and more difficult to write profitably over long periods. Our current overall market share in Lawyers

Professional E&O is very small. However, we believe that the pricing for the law firm risks in our targeted segments remains attractive and that there are significant opportunities to expand this book of business.

Insurance Agents E&O.  Claims against insurance agents and agencies tend to increase in frequency and severity following large systemic losses. As a result of the significant catastrophe and liability losses that occurred in the U.S. in recent years, the insurance agents’ E&O marketplace had been in a “hard market” cycle. While this segment has been profitable during the past several years, new entrants have caused the market to become more competitive. We focus primarily on the mid-sized managing general agents, managing general underwriters, and wholesale agents and brokers. We will also write more complex business in this class (such as larger specialist retailers and third party administrators) where we see favorable opportunities. We currently offer policies with limits of up to $15 million, and nearly all of our business in this class is being written on a surplus lines basis.

Insurance Company D&O and E&O.  In 2006 we began writing coverages for alternative risk transfer (“A.R.T”.) facilities, including captives, risk retention groups, reciprocals, and exchanges, as well as for privately held non-rated insurance companies (i.e., insurance companies without an A.M. Best Company financial strength rating). The product is a combined management and professional liability policy, and it is geared towards A.R.T. facilities that offer property and casualty, workers’ compensation, and life, accident, and health insurance, so long as they write $250 million or less in annual gross written premium. The coverages include D&O, E&O and employment practices liability (“EPL”) components. Coverage is also available for subsidiary operations, including claims administrators, captive managers, and managing general agents/underwriters. The business is produced by both retail and wholesale producers, and is written on a surplus lines basis.

Technology E&O.  Technology E&O is one of our newer classes of business. While businesses that provide technology services comprise a significant part of this market, the widespread use of technology in virtually every American industry creates opportunities to provide coverage to companies that use technology. In addition to providing coverage for negligent technology services, a Technology E&O policy may cover risks relating to network security, on-line media, privacy and intellectual property. In addition to liability coverage, some competitors also offer first-party business interruption coverage for certain technology events. We are considering offering this type of first-party coverage as well. Our strategy has been to identify niches where we can develop a depth of knowledge that will allow us to quantify the technology exposures. In addition to technology providers, our Technology E&O business focuses increasingly on technology users providing network security and privacy coverage. We currently offer policies with limits of up to $10 million in this class. A significant portion of the business that we write is produced through wholesale brokers and written on a surplus lines basis.

Municipal Entity and Public Officials E&O.  We have entered into an agreement with Professional Government Underwriters, Inc. (“PGU”), a program administrator that specializes in Municipal Entity and Public Officials E&O. PGU’s Municipal Entity and Public Officials E&O business consists of three distinct subclasses: Educators Professional Liability; Police Professionals Liability; and Public Officials Liability. PGU’s business focuses on smaller jurisdictions rather than on major metropolitan areas. We believe that this niche of smaller-sized public entity business represents about $600 million to $750 million of gross premiums annually. PGU customers typically are municipalities that seek to purchase professional liability coverages separately from standard property and casualty coverages. Our policies cover the municipality and/or municipal employee for claims such as employment discrimination, mismanagement or improper use of funds, and failure to or improper discharge of official duties. In July 2007, we announced an optional enhancement to our Educators Professional Liability product, which provides coverage for limits up to $250 thousand for crisis management expenses incurred by the named insured following an act of school violence. We currently offer policy limits up to $5 million in this class. Most of the business is written on a surplus lines basis, but in a few states it is offered on an admitted basis. Under this program, PGU markets the program, receives applications and binds the coverage, subject to our underwriting guidelines. We retain responsibility for administration of claims and for any reinsurance.

Psychologists E&O.  In 2006 we entered into a program administration agreement with American Professional Agency (“APA”) to provide Psychologist’s E&O Insurance to its nationwide group of mental health professionals. The APA program coverage offers individual limits of up to $2.0 million, and is available in all states on an admitted and surplus lines basis. A wide range of mental health professionals, including psychologists, marriage and family counselors, school counselors, employed counselors, bachelor’s-level employed counselors, clergy and pastoral counselors, certified hypnotists, sex counselors, psychoanalysts, and employed marriage and family therapists, are eligible for coverage. Policies are marketed by APA, which also accepts applications, underwrites and binds coverage, in accordance with underwriting guidelines prepared and maintained by our in-house experts. We are solely responsible for all claims administration and reinsurance matters. APA, which also administers our Psychiatrist’s Program (see below under Medical Malpractice Liability), is a New York-based risk program administrator with long experience in insuring mental health professionals.

Media Liability.  During 2007, Darwin entered the media liability market with a policy form which provides either a claims-made or occurrence coverage, at the purchaser’s option. Media liability insurance is intended to provide defense and indemnity for claims arising out of the perils (e.g. defamation, infringement, privacy claims) faced by companies that create, fund, produce or disseminate content into the public domain. Our target segments include publishers, broadcasters, advertising agencies, advertisers, TV and film producers, authors and music industry risks. We have estimated that size of the overall U.S. media liability market is approximately $300 million, and we believe the market is expanding with non-media companies’ offering more content to the public via the Internet. Darwin offers media liability limits up to $10 million through its existing wholesale and retail producer network, generally on a surplus lines basis.

Miscellaneous Professional E&O.  Miscellaneous Professional E&O refers to coverages that are written on a more generic, less customized form of policy. Claims are usually made by clients alleging errors and omissions in the performance of professional services. The insurance industry typically recognizes more than fifty sub-classes within this class, such as travel agents, notary publics, title agents and abstractors. We have written a small amount of Miscellaneous Professional E&O to date, but believe that there is potential to grow this business over the long term as we expand the use of i-bind, generally on a surplus lines basis.

Medical Malpractice Liability.  We are currently engaged in four distinct classes within our Medical Malpractice Liability line of business: Hospital Professional Liability; Miscellaneous Medical Facilities; Physicians and Physician Groups; and Psychiatrists. In this line of business, we provide coverage to physicians and other healthcare providers as individual practitioners or as members of practice groups. Our insurance protects policyholders against losses arising from professional liability claims and the related defense costs for injuries in which the patient alleges that medical error or malpractice has occurred. Optional coverage is available for the professional corporations in which some physicians practice. We believe that our development and underwriting of these products demonstrates our commitment to, and expertise in, the healthcare market. If current market conditions continue, we believe our Medical Malpractice Liability line should continue to present an opportunity for growth. Most of our Medical Malpractice Liability line is produced by large retailers, regional specialty retailers and wholesalers. In the Medical Malpractice Liability line, we generally write primary and first excess layer placements.

Hospital Professional Liability.  Our hospital professional liability book is the largest class within our Medical Malpractice Liability line of business and consists of a portfolio of community hospitals, typically with 300 or fewer licensed beds, located throughout the United States. In this class, we currently offer limits of up to $16 million, generally written on a surplus lines basis (except in a small number of states where we write this business on an admitted basis).

Miscellaneous Medical Facilities.  This class consists of surgical centers, out-patient clinics and other specialty medical facilities. Most of the business is written on a surplus lines basis with policy limits in the range of $1 million to $5 million, with maximum limits of $11 million. In 2007 we introduced a product customized for a special niche within this segment, clinical trial professionals, clinical researchers and research facilities, and in 2007 we commenced a program designed specifically for organ-procurement organizations.

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

Senior Living Professional Liability.  In September 2007, we announced a new underwriting services agreement with K&B Underwriters, LLC (“K&B”) to provide coverage for the professional and general liability exposures faced by non-hospital based residential healthcare facilities serving seniors. Eligible risks span the entire spectrum of healthcare delivery; including providers of sub-acute/skilled nursing and intermediate care to assisted/independent living facilities and continuing care retirement communities. We estimate that the current market for those accounts meeting our eligibility requirements represents approximately $700 million in gross premiums annually. The insurance program underwritten by K&B provides primary coverage for $1 million per claim, with up to additional $10 million umbrella coverage available, subject to in-house approval by a Darwin underwriter. Coverage is available in most states exclusively on a surplus lines basis and is offered predominately as claims-made. Under this agreement, K&B markets the program, receives applications and binds the coverage, subject to our underwriting guidelines. We retain responsibility for administration of claims and for any reinsurance.

General Liability:  Until 2007, our exposure base had been limited to professional liability lines (such as management and professional liability, malpractice and E&O), the sole exception being GL coverage attendant to our medical malpractice products. As discussed below, we initiated a new GL program in 2007, and we would expect to consider additional GL business as attractive opportunities arise in the future.

Liability for Short-line Railroads.  In July 2007, we entered into a new program administration agreement with Empire Insurance Services, LLC (“Empire”) to provide railroad liability coverage for short-line railroads; terminal and switching railroads; tourist, excursion and scenic railroads; railroad museums and other railroad-related accounts associated with, or serving the short line industry. Empire’s business is directed towards small to medium sized accounts, generally limited to Class III railroads (U.S. Surface Transportation Board classification) and similar risks, with annual revenues less than $25 million. Based on publicly available data from various U.S. government agency and trade association sources, we estimate that the current market for this niche segment of the larger railroad industry represents approximately $100 million in gross premiums annually. The Empire program provides coverage for up to $10 million per claim, on a claims-made basis, for railroad liability exposures. This business is currently written on a surplus lines basis and is available in all states. Under this program, Empire markets the program, receives applications and binds the coverage, subject to our underwriting guidelines. We retain responsibility for any reinsurance placements and have entered into a contract with Railroad Claims Services, Inc. (“RCSI”), a third party claims administrator with extensive experience in this line, for administration of claims and for loss control and risk management services.

Geographic Concentration

The following table sets forth the geographic distribution of our gross premiums written for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007		2006		2005
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
			(Dollars in thousands)

California(1)	$28,998	10.4%	$22,567	9.2%	$14,156	8.5%
Pennsylvania	23,803	8.5%	20,206	8.2%	10,696	6.4%
Texas	21,738	7.8%	18,205	7.4%	14,786	8.9%
New York(2)	21,149	7.5%	18,240	7.4%	12,441	7.5%
Florida	19,599	7.0%	16,168	6.6%	14,557	8.8%
Illinois	18,909	6.7%	14,714	6.0%	9,405	5.7%
New Jersey	12,874	4.6%	10,636	4.3%	6,289	3.8%
Connecticut	9,893	3.5%	7,033	2.8%	5,437	3.3%
Arizona	8,515	3.0%	6,210	2.5%	2,654	1.6%
Ohio	7,851	2.8%	5,395	2.2%	4,591	2.8%
All others	106,954	38.2%	106,878	43.4%	70,812	42.7%

Total	$280,283	100.0%	$246,252	100.0%	$165,824	100.0%

(1)	Darwin Select is currently eligible as a surplus lines carrier in California. DNA received its California license during the fourth quarter of 2007.

(2)	DNA is currently licensed in New York. Darwin Select became an eligible surplus lines carrier in New York during the first quarter of 2008.

Concentration by Statutory Line

The following table sets forth our gross premiums written by statutory line for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007		2006		2005
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
			(Dollars in thousands)

Other liability(1), claims-made	$175,266	62.5%	$147,687	60.0%	$91,494	55.2%
Other liability(1), occurrence	4,234	1.5%	3,978	1.6%	299	0.2%
Medical malpractice liability, claims made	100,783	36.0%	94,587	38.4%	74,031	44.6%

Total	$280,283	100.0%	$246,252	100.0%	$165,824	100.0%

(1)	Under statutory reporting standards, “Other liability” includes, but is not limited to, D&O, E&O, and GL.

Underwriting

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

Darwin’s operations are organized so as to maintain underwriting discipline. We have a technical group of product specialists and actuaries which sets underwriting policies and guidelines, which are then implemented by underwriters who maintain relationships with distribution partners. The technical group consists of approximately ten members, headed up by our chief underwriting officer and our chief actuary. In consultation with all relevant disciplines, this group is responsible for product design, rating, underwriting guidelines, testing and overall quality control. Daily underwriting business, including reviews of individual submissions, is conducted by centralized underwriting teams, grouped according to business line and industry. The underwriting authority for each underwriter, who typically specializes in a specific line or class of business, is determined on an individual basis. Except for business bound by program administrators (third-party entities authorized to bind business for us, subject to underwriting guidelines that we prescribe), our in-house underwriters make all underwriting decisions.

We actively monitor the growth and profitability of our business, with the goal of ensuring continued profitability. Included within this monitoring process are: “roundtable” reviews of underwriting risks; price and trend monitoring discussions among our underwriting, claims and actuarial groups, as well as senior management; quarterly meetings of claims, actuarial, and underwriting personnel (including senior management) to review serious and potentially serious claims; and periodic internal audits of the claims and underwriting functions. We believe that disciplined monitoring of the business we’re writing is a key to continued underwriting success, as it provides us with the ability to react quickly to changing market conditions.

Our commitment to sustaining underwriting profitability is reflected in and augmented by our incentive structure for senior management, which ties bonus compensation to long-term underwriting results. Darwin has a Long-Term Incentive Plan (“LTIP”) under which a profit pool is established for each year. Management personnel selected by the Compensation Committee of Darwin’s Board of Directors are assigned percentage participations in the profit pool established for each year. In order to encourage management retention, participants vest in each calendar year’s profit pool over a four-year period, with payouts generally made over the fourth, fifth and sixth years following the end of the subject profit pool year. The payout schedule is intended to hold management accountable for loss development over a six-year period. In addition, the LTIP provides for loss carryforwards and loss carrybacks, so that amounts under profit pools for different years are offset against one another and any loss arising in one profit pool needs to be “made whole” by offset from available credit under another profit pool. We believe that the structure of the LTIP aligns management’s interests with the primary objective of creating and sustaining superior returns by generating consistent underwriting profits across product lines and through all market cycles.

Marketing and Distribution

We distribute our products through a select group of approximately 180 distribution partners, including brokers, agents and program administrators. Our business development staff is responsible for selecting the brokers and agents we do business with, as well as training them to market and sell our products and monitoring to ensure compliance with our production and profitability standards. For calendar years 2007, 2006 and 2005, we generated quote ratios (business quoted to applications submitted) of 52.0%, 46.7% and 30.4%, respectively. Among the total policies quoted, we bound 29.8% in 2007, compared with 27.3% and 31.7% in 2006 and 2005. Distribution of our products is somewhat concentrated, with approximately 27.2% of our gross premiums written for calendar year 2007 being distributed through two of our distribution partners: APA and Marsh Inc.

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

As discussed above, we currently use program administrators in a number of lines. Program administrators are independent product line specialist firms which are authorized to solicit and accept applications for insurance and to issue policies on our behalf within underwriting guidelines that we prescribe. We retain responsibility for administration of claims, although we may opt to outsource claims in selected situations, as we have with the third-party administrator (“TPA”) we hired to handle the Empire program’s short-line railroad claims. In all cases, we retain sole responsibility for reinsurance on the program business. Before we enter into a program administration relationship, we analyze historical loss data associated with the program business and perform a diligence review of the administrator’s underwriting, financial condition and information technology. In selecting program administrators, we consider the integrity, experience and reputation of the program administrator, the availability of reinsurance, and the potential profitability of the business. In order to assure the continuing integrity of the underwriting and related business operations in our program business, we conduct additional reviews and audits on an ongoing basis. To help align our interests with those of our program administrators, profit incentives based on long-term underwriting results are a significant component of their fees.

Our distribution partners produce business through traditional channels as well as through i-bind, our proprietary web-based underwriting system. As of year-end 2007, i-bind has been introduced to approximately sixty producers for our private and non-profit D&O and certain E&O products. We believe that the continuing expansion of our i-bind network has the potential to significantly contribute to the growth of the small account business that we target, and we intend to continue our efforts to increase both the number of distributors using i-bind and the products available through the system.

Arrangements with the Capitol Companies

The Company was initially formed in March 2003 as a non risk-bearing underwriting manager for the Capitol Companies, pending the establishment or acquisition of a separate insurance carrier for Darwin business. Effective June 1, 2003, DPUI entered into an underwriting management agreement with each of the Capitol Companies pursuant to which DPUI was appointed by each of the Capitol Companies to underwrite and administer specialty liability insurance business. These policies are written by the Capitol Companies pursuant to the underwriting management agreements currently in effect and are fully reinsured by DNA. During the third quarter of 2006, DNA collateralized reinsurance payables to the Capitol Companies with the establishment of reinsurance trusts which are, and are required in the future to be, funded at 100% of the reinsurance payables outstanding from time to time.

Since November 2005, when our insurance company subsidiaries obtained their own A.M. Best ratings of “A−” (Excellent), DPUI has written coverage on policies issued by DNA or Darwin Select whenever possible. Regulatory constraints prevent our writing on DNA in some states, however. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and insureds in certain classes (primarily public company D&O) require policies issued by an “A” rated insurer. Consequently, although we write the majority of our business on DNA or Darwin Select policies, we continue to depend for a portion of our business on our ability to underwrite policies issued by the Capitol Companies’ subsidiaries, under the underwriting management agreements with each of them, each of which is fully reinsured by DNA. For the year ended December 31, 2007, we wrote gross premiums of $42.9 million (15.3% of our total gross premium written) through the Capitol Companies arrangement. This is a decrease from the year ended December 31, 2006, when we wrote gross premiums of $65.8 million (26.7% of our total gross premiums written) through the Capitol Companies arrangement. Of the 2007 amount, $29.6 million related to business where our insured required a policy from an A.M. Best “A” rated carrier. While our reliance on the Capital Companies arrangement related to regulatory constraints has greatly diminished during 2007, we do not expect that our issuance of policies written on the Capitol Companies for the insureds who require an A.M. Best rating of “A” (Excellent) will decline so long as our rating is “A−” (Excellent). Most of the insureds in this category are public companies purchasing D&O insurance.

The following table indicates the amount of public company D&O gross premiums written in each of the periods presented as a percentage of total gross premiums written for such period. Management believes that public company D&O is the most rating sensitive class of business we write and, accordingly, that it provides the best available indicator of our level of rating sensitive business.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Public D&O Gross Premiums Written	$21.0	$29.0	$26.3
Total Gross Premiums Written	$280.3	$246.3	$165.8
Percentage of Total Represented by Public D&O	7.5%	11.8%	15.9%

The fees charged to Darwin for the issuance of Capitol Companies’ policies in respect of business produced by DPUI during 2007 were 3.0% of gross premiums written. In addition, under the fee arrangements, Darwin is required to reimburse the Capitol Companies for direct expenses that they incur in connection with the issuance of Darwin-produced policies (such as premium taxes and guaranty association assessments). Pursuant to the fee arrangements, Darwin incurred fees payable to the Capitol Companies of $1.3 million in 2007, and reimbursed the Capitol Companies an additional $0.5 million during 2007 for direct expenses incurred, in connection with the business written on policies of the Capitol Companies.

The term of the underwriting management agreements between DPUI and the Capitol Companies run from June 1 through May 31 of each year. However, either party may terminate effective upon an expiration date, provided that the terminating party provides 60 days prior notice of termination. In addition, a Capitol Company may terminate at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in DPUI or upon a sale of all or substantially all of the assets of DPUI to a person other than Alleghany or an affiliate of Alleghany. DPUI may terminate its underwriting management agreement with a Capitol Company at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in the subject Capitol Company or upon a sale of all or substantially all of the assets of the subject Capitol Company to any person other than Alleghany or an affiliate of Alleghany. Effective as of the end of 2007, DPUI delegated the performance of obligations under the underwriting management agreements to its subsidiary, DNA, with the Capital Companies’ consent.

Reinsurance

Ceded Reinsurance

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

In general we retain the first $1 million of loss per claim across most classes of business including many of the E&O classes, private and non-profit D&O and most medical malpractice classes. However for commercial D&O, healthcare management and FI D&O, managed care and FI E&O and short-line railroad liability we retain the first $2 million of loss per claim. On other specific classes we retain lower limits that currently range from $0.3 million to $0.5 million of loss per claim. In addition we retain various additional amounts known as co-insurances that vary between 10% and 25% of the limits above these retentions. The table below provides more details of our retentions and the maximum amount we retain for the largest policy amount that we write.

Generally, there are two types of traditional reinsurance, treaty reinsurance and facultative (individual risk) reinsurance. We currently purchase treaty reinsurance and, as described below, in certain cases we purchase facultative reinsurance.

Treaty Reinsurance.  Our treaty reinsurance program consists of excess of loss reinsurance.

The following is a summary of our major treaty reinsurance coverages effective for policies written at December 31, 2007:

Total Company
Retention at
	Product Lines	MaximumPolicy	Reinsurance	Description of	Maximum Limit
Treaty	Covered	Limits Offered	Coverage	Company Retention	Offered

Professional Lines(1)	Commercial, Healthcare and FI D&O, FI E&O and Shortline Railroad General Liability	$20 million per claim for A-Side D&O; $15 million per claim for Healthcare D&O; and $10 million per claim for all other classes	$18 million excess of $2 million per claim for A-Side D&O; $13 million excess of $2 million for Healthcare D&O; $8 million excess of $2 million per claim for all other classes	First $2 million per claim; 25% of the next $3 million of loss per claim; 15% of the next $10 million of loss per claim; and 10% of the next $5 million of loss per claim	$4.75 million per claim for A-Side D&O; $4.25 million per claim for Healthcare D&O; and $3.5 million per claim for all other classes
Professional Lines(1)	Private and Non-Profit D&O, E&O (Technology E&O, Lawyers Professional E&O for law firms with fewer than 100 lawyers, Insurance Agents E&O, Insurance Company E&O, Miscellaneous Professional E&O, and Media)	$15 million per claim for Private and Non-Profit D&O and Insurance Agents E&O; and $10 million per claim for all other classes	$14 million excess of $1 million per claim for Private and Non- Profit D&O and Insurance Agents E&O; $9 million excess of $1 million per claim for all other classes	First $1 million per claim; 25% of the next $4 million of loss per claim; and 15% of the next $10 million of loss per claim	$3.5 million per claim for Private and Non-Profit D&O and Insurance Agents E&O; $2.75 million per claim for all other classes
Managed Care E&O(1)	Managed Care E&O	$20 million per claim for Managed Care E&O	$18 million excess of $2 million per claim	First $2 million per claim; 25% of the next $3 million of loss per claim; 15% of the next $5 million of loss per claim; and 10% of the next $10 million of loss per claim	$4.5 million per claim
Medical Malpractice(1)	Physicians, Hospitals	$16 million per claim	$10 million excess of $1.0 million per claim	First $1 million per claim; 15% of loss in excess of $1 million per claim	$2.5 million per claim
Psychiatrists	Psychiatrists Professional Liability	$2 million per claim	$1.5 million excess of $0.5 million per claim	$0.5 million per claim	$0.5 million per claim
Psychologists	Psychologists E&O Liability	$2 million per claim	$1.50 million excess of $0.5 million per claim	$0.5 million per claim	$0.5 million per claim
Public Entity(1)	Municipal Entity and Public Officials, Police and Governmental Employees E&O	$5 million per claim	$4.7 million excess of $0.3 million per claim	First $0.3 million per claim; 15% of $1 million in excess of $1 million per claim; 10% of $3 million in excess of $2 million per claim	$0.75 million per claim

(1)	Caps or aggregate limits apply to various layers of coverage as set forth in each reinsurance contract.

We purchase excess of loss reinsurance to mitigate the volatility of our book of business by limiting exposure to frequency and severity losses. We purchase both fixed rate and variable rate excess of loss reinsurance.

•	Fixed rate excess of loss reinsurance, under which we cede a fixed percentage of premiums to our reinsurers depending upon the policy limits written, provides indemnification to us in excess of a fixed amount of losses incurred up to a maximum recoverable amount. The maximum amount recoverable is expressed as either a dollar amount or a loss ratio cap which is expressed as a percentage of the maximum amount of the ceded premium. In some instances the contracts are expressed as the greater of a dollar amount or a loss ratio cap. The maximum amounts recoverable when expressed as a loss ratio cap vary from a minimum of 250% to a maximum in excess of 700% of ceded premium payable within the terms of the contracts.

•	Variable rate excess of loss reinsurance is structured on a basis that enables us to retain a greater portion of premium if our ultimate loss ratio is lower than an initial loss pick threshold set by our reinsurers. For these contracts our ultimate ceded premium incurred on these treaties is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease relationally within a minimum and maximum range for ceded premium and up to a loss ratio cap for losses recoverable. Until such time as the ceded premium reaches the maximum rate within the terms of the contract, ceded premium paid to the reinsurer will be in excess of the amount of any losses recoverable from reinsurers. After the ceded premium incurred reaches the maximum rate stated in the contract, losses incurred covered within the contract are recoverable from reinsurers up to a maximum amount recoverable, without any required additional ceded premium payment. The maximum amount recoverable is expressed as either a dollar amount or a loss ratio cap which is expressed as a percentage of the maximum amount of the ceded premium. In some instances the contracts are expressed as the greater of a dollar amount or a loss ratio cap. When expressed as a loss ratio cap these variable rated contracts vary from 225% to 300% of the maximum rate of ceded premium payable within the terms of the contracts. As a result, the same uncertainties associated with estimating loss and loss adjustment expense (“LAE”) reserves affect the estimates of ceded premiums and losses recoverable from reinsurers on these contracts. In some instances we have purchased variable rated excess of loss reinsurance that has no maximum amount recoverable.

We also purchase pro rata reinsurance for certain portions of our book of business. Pro rata reinsurance allows us to grow our book of business cautiously by managing our loss exposure and net premiums written position. Furthermore, pro rata reinsurance allows us to collect a ceding commission equal to a percentage of ceded premiums. We typically use such ceding commission on pro rata reinsurance to offset product development expenses and policy acquisition costs.

The principal reinsurance intermediary used by Darwin, R.K. Carvill & Co., Ltd., employs the brother of our Senior Vice President — Underwriting, David Newman, who is a member of Darwin management’s reinsurance purchasing committee. Mr. Newman’s brother, who resides in the United Kingdom, is compensated with respect to reinsurance transactions in which the Company engages, but Mr. Newman receives no personal benefit from such compensation. The Company’s reinsurance purchasing committee also consists of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Actuary.

Facultative Reinsurance.  If a particular risk that we would like to write falls outside of the underwriting parameters of our treaty reinsurance, we utilize the facultative reinsurance market. Generally, facultative reinsurance enables us to take advantage of opportunities that arise from time to time to write specific, one-off risks on terms that we believe to be favorable.

Risk Transfer Requirements.  Reinsurance contracts that do not result in a reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed and that do not provide for the transfer of significant insurance risk generally do not meet the requirements for reinsurance accounting and are accounted for as deposits. Darwin has no contracts with third-party reinsurers that do not meet the risk transfer provisions of Financial Accounting Standards Board (FASB) Statement No. 113, Accounting for Reinsurance (SFAS No. 113).

Darwin Select Reinsurance Recoverable.  In connection with its acquisition from Ulico Casualty Company in May 2005, the entity that became Darwin Select ceded all liabilities on insurance business it had written or assumed prior to the acquisition to Ulico Casualty Company. Darwin Select and Ulico Casualty Company also entered into a trust agreement under which Ulico Casualty Company established a trust account for the benefit of Darwin Select. Under the trust agreement, the obligations of Ulico Casualty Company to Darwin Select are collateralized by a deposit of trust assets, which are limited to cash and investment securities permitted by Arkansas insurance laws. At December 31, 2007, the aggregate amount of gross reserves in respect of the liabilities reinsured under the reinsurance agreement carried on the balance sheet of Darwin Select was $1.5 million. In addition, Ulico

Casualty Company has agreed to indemnify both DNA (the purchaser) and Darwin Select against liabilities arising out of the operations prior to the closing. ULLICO Inc. has guaranteed the performance by Ulico Casualty Company of its indemnification obligations and of its obligations under the reinsurance agreement and the trust agreement. The trust fund balance was in excess of $1.5 million as of December 31, 2007.

Vantapro Reinsurance Recoverable.  In connection with the acquisition of Vantapro in November 2007 from Fireman’s Fund, Vantapro ceded all liabilities on insurance business it had written or assumed prior to the acquisition to Fireman’s Fund. At December 31, 2007, the aggregate amount of gross reserves in respect of liabilities reinsured under that reinsurance agreement was $449,000. In addition to the reinsurance contract, Fireman’s Fund has indemnified Vantapro for all remaining liabilities or obligations arising prior to the sale. Fireman’s Fund is rated “A” (Excellent) by A.M. Best.

Principal Reinsurers

The following table sets forth our ten largest reinsurers in terms of amounts recoverable as of December 31, 2007. Also shown are the amounts of ceded unearned reinsurance premiums for each reinsurer less net ceded premiums payable and amounts in trust accounts or secured by letters of credit to determine the net credit exposure by reinsurer as of December 31, 2007.

							Reinsurance
					Less		Recoverable
				Less	Amounts in		on Losses as a
		Reinsurance		Reinsurance	Trust		% of Total
		Recoverable on	Ceded	Ceded	Accounts		Reinsurance
	A.M.	Paid	Unearned	Premiums	or Secured	Net	Recoverable
	Best	and Unpaid	Reinsurance	Payable	by Letters	Exposure to	on Paid and
Reinsurer	Rating	Losses	Premiums	(Receivable)	of Credit	Reinsurer	Unpaid Losses
			(Dollars in thousands)

Transatlantic Reinsurance Company	A+	$31,642	$8,293	$1,411	$—	$38,524	23.2%
Max Re Limited	A−	18,571	7,690	2,078	24,183	—	13.6%
AXIS Reinsurance Company	A	16,986	8,953	3,506	—	22,433	12.5%
ACE Property and Casualty Insurance Company	A+	15,224	355	(181)	—	15,760	11.2%
Allied World Assurance Corporation	A	14,745	3,511	1,257	17,000	—	10.8%
Liberty Syndicate 4472(1)	A	11,245	5,923	2,504	—	14,664	8.2%
Platinum Underwriters Reinsurance, Inc.	A	11,142	6,277	1,433	—	15,986	8.2%
Partner Reinsurance Company of the U.S.	A+	3,322	96	(322)	—	3,740	2.5%
American Reinsurance Company	A	2,516	130	(8)	—	2,654	1.8%
Ulico Casualty Company	B+	1,515	—	—	1,528	—	1.1%

Subtotal		126,908	41,228	11,678	42,711	113,761	93.1%
All other reinsurers		9,462	2,016	38	1,712	9,728	6.9%

Total reinsurance receivable		$136,370	$43,244	$11,716	$44,423	$123,489	100.0%

(1)	Liberty Syndicate 4472 is a wholly-owned subsidiary of Liberty Mutual Group Inc.

Reinsurance Assumed from the Capitol Companies.  As described above ( See “Arrangements with the Capitol Companies”), all of the obligations of the Capitol Companies relating to business produced by DPUI and written on policies of the Capitol Companies are fully reinsured by DNA and fully collateralized by a reinsurance trust. At December 31, 2007, the market value of trust assets was $217.6 million. Darwin retains ownership rights to the investments held in the trust and the investment income continues to accrue to the Company. In addition, Darwin has authority to substitute similar assets without prior notification to the Capitol Companies.

Claims Management and Administration

Our claims department, which is organized by product, manages all claims arising under insurance policies we have underwritten, except for claims in connection with our short-line railroad program which are managed for us by a third-party administrator with special expertise in that business. The policies we write may be either “duty to defend” or “indemnity” coverages. With duty to defend policies, we are obliged to appoint counsel to defend our insured. In connection with this, we have developed lists of counsel who have the expertise to defend claims professionally and in a cost-effective manner. With indemnity policies, the insured selects the defense counsel, subject to our approval. In either case, our claims department is actively involved in the evaluation, strategy and resolution of any case. With regard to our most severe claims, or claims which may involve coverage disputes, we retain monitoring counsel. These lawyers represent our interests, but may also add value to the defense team’s ability to resolve a claim.

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

Our claims professionals are located at our Farmington, CT headquarters and have regular interaction with underwriters, actuaries and the finance and accounting department. We also have quarterly claims meetings of claims and underwriting personnel and senior management to review serious claims and claims with the potential to become serious claims. We believe that this regular interaction provides us with the ability to efficiently monitor results.

Reserves for Unpaid Losses and LAE

We establish reserves on our balance sheet for unpaid losses and LAE related to our insurance contracts. As of any particular balance sheet date, there are claims that have not yet been reported. Although most of our insurance policies are issued on a claims-made basis, we do have some occurrence policies. In the case of occurrence policies, there may be claims that are not reported for years after the date that a loss event occurs. As a result, for both claims-made and occurrence business, the liability for unpaid losses and LAE at any given date includes significant estimates for claims incurred but not reported. Additionally, many of the claims that have been reported will be in various stages of resolution. Each claim is resolved individually based upon its merits, and some may take years to resolve, especially if litigated. As a result, the liability for unpaid losses and LAE at any given date reflects significant judgments, assumptions and estimates made by management relating to the ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded, and the amount of the difference between the actual ultimate loss and the recorded amount could be material to the results of our operations.

As with any insurance company’s balance sheet date, some of the claims that have occurred will have not yet been reported; some that have been reported will not have been resolved. The time period between occurrence of a loss and its resolution by the insurer is referred to as the claims “tail.” Although Darwin’s predominance of claims-made policies has a positive impact in terms of reducing claim tails, most of our coverages are nonetheless regarded as having moderate or longer tails. This is because our lines of business frequently involve litigation by third parties against insureds, and the litigation may take years before resolution by judgment or settlement. Our reference to moderate and longer tail business generally refers to claim tails of between three and seven years.

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

Our loss reserve review process uses actuarial methods and underlying assumptions from which we select the carried reserve for each class of business. The estimates underlying the liabilities for loss reserves are derived from generally accepted actuarial techniques, applied to our actual experience, though limited to our approximate five years of operating history, and take into account insurance industry data to the extent judged relevant to our operations.

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

Changes in Historical Net Loss and LAE Reserves

The following table shows changes in our historical net loss and LAE reserves for years 2003 through 2007. Reported reserve development is derived primarily from information included in statutory financial statements of the Capitol Companies and of our insurance company subsidiaries DNA and Darwin Select. The “Net liability as of the end of the period” line of the table shows the net reserves at December 31 of each of years 2003, 2004, 2005, 2006 and 2007, representing the estimated amounts of net outstanding losses and LAE for claims arising during the period and in all prior periods that are unpaid, including losses that have been incurred but not yet reported. The “Cumulative amount of net liability paid as of” line of the table shows the cumulative net amounts paid with respect to the net reserve liability for each period. The “Net liability re-estimated as of” line of the table shows the re-estimated amount of the previously recorded net reserves for each period based on experience as of the end of each succeeding period. The estimate changes as more information becomes known about claims for individual periods. The “Gross cumulative redundancy (deficiency)” represents, as of December 31, 2007, the difference between the latest re-estimated liability and the reserves as originally estimated. A redundancy means the original estimate was higher than the current estimate; and a deficiency means that the current estimate is higher than the original estimate.

Conditions and trends that have affected the development of the net reserve liability in the past may not necessarily occur in the future. Accordingly, you should not extrapolate future redundancies or deficiencies based on this table.

	Year Ended December 31,
	2003	2004	2005	2006	2007
		(Dollars in thousands)

Gross liability-end of period	$3,485	$47,207	$138,404	$263,549	$387,865
Reinsurance recoverable on unpaid losses-end of period	990	15,572	51,229	96,258	136,012

Net liability-end of period	2,495	31,635	87,175	167,291	251,853

Cumulative amount of net liability paid as of:
One year later	50	1,782	6,231	11,999
Two years later	555	3,250	12,023
Three years later	557	4,134
Four years later	549
Net liability re-estimates as of:
One year later	2,495	31,601	84,915	153,505
Two years later	2,527	29,341	77,158
Three years later	2,186	22,495
Four years later	1,066

Net cumulative redundancy (deficiency)	$1,429	$9,140	$10,017	$13,786

Gross liability-end of period	$3,485	$47,207	$138,404	$263,549	$387,865
Reinsurance recoverable on unpaid losses-end of period	990	15,572	51,229	96,258	136,012

Net liability-end of period	$2,495	$31,635	$87,175	$167,291	$251,853

Gross re-estimated liability-latest	$1,596	$30,745	$113,044	$238,015
Re-estimated recoverable-latest	530	8,250	35,886	84,510

Net re-estimate liability-latest	1,066	22,495	77,158	153,505

Gross cumulative redundancy (deficiency)	$1,889	$16,462	$25,360	$25,534

Net Loss and LAE Reserves

The reconciliation between our aggregate net loss and LAE reserves reported in the annual statements filed with state insurance departments prepared in accordance with statutory accounting principles (“SAP”) and those reported in our historical consolidated financial statements prepared in accordance with GAAP is shown below:

Reconciliation of Reserves for Losses and LAE from SAP Basis to GAAP Basis

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Statutory reserves	$251,853	$167,291	$87,175
Reinsurance recoverables on unpaid losses	136,012	96,258	51,229

GAAP reserves	$387,865	$263,549	$138,404

The reconciliation of beginning and ending aggregate reserves for unpaid losses and LAE is shown below:

Reconciliation of Reserves for Losses and LAE

	2007	2006	2005
	(Dollars in thousands)

Gross reserves balance at January 1,	$263,549	$138,404	$47,207
Less reinsurance recoverables on unpaid losses	(96,258)	(51,229)	(15,572)

Net reserves balance at January 1,	167,291	87,175	31,635
Add acquired gross reserves	449	—	6,693
Less reinsured acquired gross reserves	(449)	—	(6,693)

Net reserve balance	167,291	87,175	31,635

Incurred losses and LAE, net of reinsurance, related to:
Current period	115,064	90,879	58,640
Prior periods	(13,786)	(2,260)	(34)

Total incurred	101,278	88,619	58,606

Paid losses and LAE, net of reinsurance, related to:
Current period	4,717	2,272	1,284
Prior periods	11,999	6,231	1,782

Total paid	16,716	8,503	3,066

Net reserve balance at December 31,	251,853	167,291	87,175
Plus reinsurance recoverables on unpaid losses	136,012	96,258	51,229

Gross reserves balance at December 31,	$387,865	$263,549	$138,404

Ceded Premium Adjustments for Prior Periods’ Reduction in Estimated Incurred Losses and LAE

Part of the Company’s reinsurance ceded excess of loss program is structured on a variable cost basis, which enables us to retain a greater portion of the premium if the ultimate loss ratio is lower than our agreed-upon benchmark. For these contracts our ultimate ceded premium incurred on these treaties is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease relationally within a minimum and maximum range for ceded premium and up to a loss ratio cap for losses recoverable. The prior period’s reduction in estimated loss and LAE incurred above have resulted in the reporting of downward ceded premium adjustments for the reinsurance ceded variable cost contracts. The following table presents the downward ceded premium adjustment recorded in the years ending December 31, 2007, 2006, and 2005 by accident year:

	Ceded
	Premium
	Adjustment	Accident Year Ending December 31,
Calendar Year	Amount	2006	2005	2004	2003
		(Dollars in thousands)

2005	$293	$—	$—	$—	$293
2006	1,700	—	—	1,259	441
2007	7,406	741	5,005	1,659	1

Totals	$9,399	$741	$5,005	$2,918	$735

Asbestos, Environmental Impairment and Mold Claims Reserves

We believe that we have not provided insurance coverage that could reasonably be expected to produce material levels of asbestos, environmental or mold claims activity.

Sub-prime Lending Claims and Exposure

Sub-prime mortgages and related credit practices have emerged as a new potential source of liability for many American businesses. Although the full extent of potential sub-prime related loss on insurance policies is still developing, we have attempted to analyze our potential exposure. To date, we have received notice of only three such claims. Each involves excess policies, two of which were issued to the same insured (one claim related to a D&O policy and the other to a fiduciary liability policy). The third claim entails excess coverage on an “A-side” only basis (i.e., for directors individually where corporate indemnification is unavailable.) All claims are in very early stages; their ultimate outcomes and our exposure on them are uncertain.

With regard to any future exposure beyond these claims, we believe that we are currently well-positioned to avoid substantial loss. Much of the sub-prime litigation to date has involved financial institutions that originated, securitized, or purchased sub-prime instruments. Darwin has written insurance policies for only a modest number of financial institutions. Litigation has also focused on businesses related to real estate such as home builders, mortgage brokers, and real estate appraisers. We have substantially avoided real estate-related classes in our underwriting decisions. In addition to our internal analysis, several independent sources such as Bear Stearns and Advisen have created lists of entities that they believe may have a sub-prime exposure. A review of these outside lists offers additional support to our current belief that our policyholder exposure to sub-prime losses should be relatively modest. However, the scope of sub-prime exposures and underlying theories of liability are still developing.

Competition

The property-casualty insurance industry is highly competitive, and it is trending toward even more competitive conditions in the future as additional insurers enter the marketplace. We compete with domestic and foreign insurers and reinsurers, some of which have greater financial, marketing and management resources than we do. We may also be subject to additional future competition from new market entrants. Competition is based on many factors, including the perceived financial strength of the insurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations (including A.M. Best), the speed of claims payment and the reputation and experience of the insurer. Our competitors vary by line and class of business. Collectively, however, we consider our major competitors to include American International Group, Inc., The Chubb Corporation, XL Capital Ltd., The Travelers Companies, Inc., Lloyd’s of London, ACE Limited, Liberty Mutual Group Inc., The Hartford Financial Services Group, Inc., The Navigators Group, Inc., HCC Insurance Holdings, Inc., United States Liability Insurance Group, OneBeacon Insurance Group LLC, RSUI, Great American Insurance Group, Endurance Specialty Insurance Ltd., CNA Financial Corporation, Arch Insurance Group, Inc., AXIS Capital Holdings Limited, W.R. Berkeley, Markel Insurance Company and Zurich Financial Services.

Ratings

Best is the leading provider of ratings, news, data and financial information for the global insurance industry, and Best ratings currently range from “A++” (Superior) to “F” (Liquidation), with a total of 16 separate ratings categories. The objective of Best’s rating system is to provide an independent opinion as to an insurer’s financial strength and ability to meet obligations to policyholders. Best’s opinions are derived from an evaluation of a company’s balance sheet strength, operating performance and business profile. Particularly for companies that have limited operating histories like us, Best’s rating methodology incorporates a conservative view of business risks and balance sheet position. As a result, in order to optimize our Best’s rating we currently hold capital that we believe is significantly in excess of the level required to support our current premium volume. We expect that this additional capital will be available to support our future growth.

In February 2008, Best reaffirmed its prior assignment to DNA of an independent “A−” (Excellent) rating and its assignment to Darwin Select of an “A−” (Excellent) rating on a reinsured basis. According to A Guide to Best’s

Financial Strength Ratings, which is available on Best’s website, “A”/“A−” (Excellent) ratings are assigned to insurers that have, in Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Accordingly, such ratings are subject to change and are not recommendations to buy, sell or hold securities.

Our insurance ratings are subject to periodic review by Best, and may be revised or revoked at any time at Best’s sole discretion. A downgrade of our ratings could cause our current and future distribution partners and insureds to choose higher-rated competitors and could also increase the cost or reduce the availability of reinsurance to us. As a result, a downgrade in our ratings could cause a substantial reduction in the number of policies we write, which would have a material adverse effect on our financial condition and results of operations.

Evolution and Subsidiaries

In November 2007, we announced that we had formed Evolution as a new subsidiary to serve as a holding company for our non-risk bearing insurance operations. Concurrently, we announced that Evolution had agreed to acquire all of the stock of the three affiliated AMS insurance distribution entities in Florida. Effective with the acquisition of AMS on January 4, 2008, this also includes a program administrator and wholesale broker for a lawyers professional liability insurance program for small law firms in Florida. Allsouth Professional Liability, Inc. is a wholesale broker for a variety of professional liability and other products for accounts located throughout the southeastern U.S., and Raincross Insurance Inc. is currently dormant. Together, the new subsidiaries had produced insurance premiums totaling $35.4 million during 2007, approximately $0.3 million of such total being on Darwin policies.

The new Evolution subsidiaries are located in St. Pete Beach, Florida. We have employed two Florida Lawyers Professional Liability (“LPL”) specialists, Boyd Wolf and David Gough, to serve as senior managers of AMS. Messrs. Wolf and Gough had been principals of Wolf Professional Risk, Inc., a Tampa-based program administrator with which we had in place a program for Florida-based LPL accounts. With their employment by AMS, Wolf Professional Risk is now dormant and its program business is being rolled into AMS. We have entered into a new program administration relationship with Agency Marketing Services, Inc. (“AMS Inc.”). In all other respects, we expect to treat the AMS entities as independent third-party intermediaries, and we will compete for their business on an arm’s length basis, alongside of the other underwriting companies with which AMS Inc. and Allsouth have long-established relationships.

Employees

At January 31, 2008, we employed 163 full-time and 12 part-time employees. Of that total, 136 were DNA employees located at our headquarters in Farmington, 7 were DNA employees located at remote offices and 32 were employees of the Evolution subsidiaries in Florida. Up until December 31, 2007, the 136 DNA employees had been employees of DPUI. None of our employees is subject to collective bargaining agreements and we know of no current efforts to implement such agreements. We believe that we have an excellent relationship with our employees.

Available Information on the Internet

This report and all other filings made by the Company with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are made available to the public by the SEC. All filings can be read and copied at the SEC Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. Further, the Company is an electronic filer, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. The Company’s website address is http://www.darwinpro.com. Through its website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Annual Report to stockholders, press releases and recordings of our earnings release conference calls are also provided on our website.

State Regulation

General

We are regulated by insurance regulatory agencies in the states in which we conduct business. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers or claimants rather than stockholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and agents, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates, prescribing the types and amounts of investments, payments of dividends and of distributions and proposed acquisitions or control of domestic or licensed insurers. Additionally, although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways.

Certain types of state insurance regulation applicable to us are described more fully below.

Required Licensing

DNA is organized under the laws of Delaware and is authorized (licensed) in Delaware to transact certain lines of property and casualty insurance. As of year-end 2007, DNA was licensed in 50 jurisdictions (including the District of Columbia) and was eligible to write on a surplus lines basis in one other state. Insurance licenses are issued by state insurance regulators and may be of perpetual duration or may require periodic renewal. We must obtain appropriate new licenses before we can expand into a new state on an admitted basis or offer new lines of insurance that require separate or additional licensing.

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

Darwin Select is organized under the laws of Arkansas and authorized (licensed) in Arkansas to transact certain lines of property and casualty insurance. In certain other states, Darwin Select policies may be placed on a surplus lines basis. As of December 31, 2007, Darwin Select was eligible to have its policies placed on a surplus lines basis in 49 jurisdictions (including the District of Columbia). Darwin Select is not required to apply for or maintain a license in those states. However, in order to remain an eligible surplus lines insurer in a particular jurisdiction, Darwin Select must either meet suitability standards or obtain approval under such jurisdiction’s surplus lines laws. Except for Arkansas (where it is licensed) Darwin Select maintains surplus lines eligibility in all of the states where it operates. As a surplus lines writer, Darwin Select does not file rates or policy forms, and it can therefore adjust its pricing and coverage terms more quickly than an admitted insurer can.

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

In November 2007 we acquired Midway Insurance Company of Illinois from Fireman’s Fund. That entity, which we have renamed Vantapro Specialty Insurance Company, is domiciled in Illinois and licensed by Illinois to transact certain lines of property and casualty insurance business. We have filed an application to redomesticate Vantapro to Arkansas. During the first quarter of 2008 we expect to commence the process of obtaining for Vantapro eligibility to write on a surplus lines basis in states other than Arkansas. Vantapro will be available to offer coverage in situations where Darwin Select cannot, due to its existing program relationships or other contractual constraints.

Insurance holding company laws

We operate within the insurance holding company system and are subject to regulation in the states in which our insurance company subsidiaries are domiciled. These laws require that each of our insurance company subsidiaries register with the insurance department of its state of domicile and furnish information about the operations of the companies within the insurance holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws also provide that all transactions between the insurer domiciled in that jurisdiction and any member of its holding company system must be fair and reasonable. Transactions between insurance company subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice and prior approval of the state insurance regulator is required for material or extraordinary transactions. Transactions between DNA, Darwin Select or Vantapro, on the one hand, and Alleghany or any other member of the Alleghany holding company system (including the subsidiaries we refer to as the Capitol Companies), on the other hand, are subject to these regulatory requirements of notice and prior approval.

Payment of dividends

General.  DPUI has not historically had significant operations other than our underwriting manager business, and we anticipate that subsidiary payments, including dividends paid by our subsidiaries, will be our primary source of funds for the foreseeable future. To protect insurer solvency, state insurance laws restrict insurance subsidiaries’ ability to pay dividends or to make other payments to holding companies. Regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of earned surplus, and the insurer’s surplus following payment of any dividends must be both reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. Also, prior approval of the insurance department of its state of domicile is required before any of our insurance company subsidiaries can declare and pay an “extraordinary dividend” to us. In February 2007, the Delaware Insurance Department approved the declaration by DNA of a $3.5 million extraordinary dividend to DPUI. The following paragraph outlines the statutory criteria for the payment of extraordinary dividends:

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

Arkansas.  Darwin Select is domiciled in Arkansas and Vantapro has filed with the insurance regulator an application to be re-domesticated to Arkansas. Under that State’s Arkansas law it may not pay an “extraordinary” dividend, defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Arkansas (“Arkansas Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, an Arkansas insurance company must provide notice to the Arkansas Commissioner of all dividends and other distributions to stockholders within five business days after the declaration thereof and at least ten days prior to payment.

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

As noted, DNA paid an extraordinary dividend to us in 2007. Based on the dividend restrictions under applicable laws and regulations described above, we believe that DNA is now in financial position to declare and pay regular dividends to us. Neither Darwin Select nor Vantapro has paid any dividends to DNA.

Change of control

Many state insurance laws contain provisions for advance approval by the insurance commissioner of any change of control of an insurer domiciled (or, in some cases, has such substantial business that it is deemed to be commercially domiciled) in that state. Before approving an application to acquire control of an insurer, a commissioner will typically consider such factors as the acquirer’s financial strength, the integrity of its directors and executive officers, its plans for future operations of the insurer and any anti-competitive result that may arise from the change of control. Generally, state statutes provide that control of an insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting shares of the insurer or of any company that controls the insurer, although this presumption of control may be rebutted. Therefore, if any person were to acquire 10% or more of DPUI’s voting shares without prior approval of the Delaware and the Arkansas Commissioners there would be a violation of those states’ laws, subjecting such acquirer to injunctive action as the relevant regulator may determine appropriate, such as, for example, required disposition of the common stock or prohibition against voting such stock.

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

Statutory accounting principles

Statutory accounting principles (or “SAP”) is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP was developed primarily to measure the ability to pay all current and future obligations to policyholders and creditors. Regulators in the domiciliary states of our insurance company subsidiaries, Delaware and Arkansas, have adopted the NAIC’s statutory principles, with certain modifications. SAP and related regulations determine, among other things, the amount of statutory surplus and statutory net income of our insurance company subsidiaries and thus determine, in part, the amount of funds these subsidiaries have available to pay to us as dividends.

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

Guaranty association assessments

Most of the states require property and casualty insurers writing business on an admitted basis in that state to participate in guaranty associations. These associations are organized to pay benefits owed to policyholders and claimants pursuant to insurance policies issued by insurers which have become impaired or insolvent. Typically, a state assesses each licensed insurer an amount related to the licensed insurer’s proportionate share of premiums written by all licensed insurers in the state in the line of business in which the impaired or insolvent insurer was engaged. Some states permit licensed insurers to recover a portion of these payments through full or partial premium tax credits or, in limited circumstances, by surcharging policyholders. In some states where full and partial premium tax credits are allowed, there have been legislative efforts to limit or repeal the tax offset provisions.

For the year ended December 31, 2007, assessments aggregating $130,000 were levied against either DNA or Darwin Select. No assessments were levied against Vantapro. Although the amount and timing of future assessments are not predictable, we have established liabilities for guaranty fund assessments that we consider adequate for assessments with respect to insurers that currently are subject to insolvency proceedings in states where our insurance company subsidiaries are licensed to transact business.

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

Departures from the usual ranges of ratios may lead to inquiries from the insurance departments. Generally, regulators will begin to investigate or monitor an insurance company if four or more of its ratios fall outside the usual ranges. Due to the significant impact of year-over-year growth in premiums and reserves on the finances of our relatively young insurance company subsidiaries, we expect to generate unusual IRIS values within each of our insurance company subsidiaries for the coming years. However, we are not aware of any insurance company subsidiary being subject to regulatory scrutiny because of these ratios.

Risk-based capital

In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and a model law to implement risk-based capital, or RBC, requirements to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to assure that it has an acceptably low likelihood of becoming financially impaired. The RBC formula takes into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention such as supervision and rehabilitation, and culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. As of December 31, 2007, the RBC ratios of our insurance company subsidiaries are above the range that would trigger any regulatory or corrective action.

Market conduct examinations

The laws and regulations of the states where our insurance company subsidiaries operate include numerous provisions governing the marketplace activities of admitted insurers, including provisions governing the form and content of disclosure to consumers, product illustrations, advertising, sales and underwriting practices, complaint handling and claims handling. These provisions are enforced by the state insurance regulatory agencies through periodic market conduct examinations.

Financial examinations

As part of the regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, policy filings and business practices of insurers domiciled in their state, generally once every three to five years. These examinations generally are conducted in cooperation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the NAIC. The most recent financial exam for DNA was conducted during 2007 for the year ended December 31, 2005 and did not result in any significant findings or adjustments.

Insurance reserves

Under the laws and regulations of their respective states of domicile, our insurance company subsidiaries are required to conduct annual analyses of the sufficiency of their reserves. In addition, other states in which DNA is licensed and in which Darwin Select or Vantapro is an eligible surplus lines carrier may have certain reserve requirements that differ from those of their domiciliary states. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to those reserves, make adequate provisions for the associated contractual obligations and related expenses of the insurer.

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

Terrorism Risk Insurance Program Reauthorization Act of 2007

The Terrorism Risk Insurance Act of 2002 (“TRIA”) generally requires primary commercial property and casualty insurers to make insurance coverage for certified acts of terrorism available to their policyholders at the same limits and terms as are available for other coverages. TRIA, which was set to expire on December 31, 2005, has been extended through December 31, 2014 with the passage of the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). Under TRIPRA, we believe that we are required to offer terrorism coverage only on our D&O line. Subject to applicable deductibles, insurance losses on our D&O policies attributable to certified acts of terrorism are reinsured by the federal government. Because our deductible is based upon the aggregate amount of premiums written by all insurance company subsidiaries of Alleghany, it is possible that we could receive little or no benefit from the federal reinsurance program.

USA PATRIOT Act and OFAC

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, (or “Patriot Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to financial services companies including insurance companies. The Treasury Department’s Office of Foreign Assets Control (“OFAC”) maintains various economic sanction regulations against certain foreign countries and groups and prohibits “U.S. Persons” from engaging in certain transactions with certain persons or entities in or associated with those countries or groups. Together, the Patriot Act and OFAC increase obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions. To satisfy these obligations, financial institutions are required to implement and maintain internal practices, procedures and controls. We believe that we have appropriate internal practices, procedures and controls to enable us to comply with the provisions of these federal regulations.

ITEM 1A.	Risk Factors.

Risks Related to Our Business

In addition to the risks referenced in “Note on Forward Looking Statements” included in “Management’s Discussion and Analysis of Financial Conditions and Results of Operation” herein and elsewhere in this Annual Report on Form 10-K, there are a number of risk factors which could impact our performance, including those listed below.

We have a limited operating and financial history, and our historical financial results may not accurately or reliably predict our future performance.

We were formed in March 2003 as an underwriting manager for the Capitol Companies pending the establishment or acquisition of a separate insurance carrier for Darwin business. In May 2004, we acquired DNA, an admitted insurance company. In May 2005, we acquired Darwin Select, a surplus lines insurance company. We therefore have limited operating and financial history available upon which to evaluate our past performance. In addition, because we focus our efforts on certain specialized sectors of the insurance market, and because we do not have an extensive claims history to date, our historical financial results may not accurately predict our future performance. Moreover, companies in their initial stages of development present substantial business and financial risks and may suffer significant losses.

A decline in our financial strength ratings could cause us to lose substantially all of our business.

Best currently rates DNA at “A−” (Excellent) and Darwin Select at “A−” (Excellent) (reinsured rating). A rating of “A−” (Excellent) is the fourth highest of 16 separate Best rating categories that currently range from “A++” (Superior) to “F” (Liquidation). Our insurance company subsidiaries’ ratings are subject to periodic review, and may be revised downward or revoked at any time at Best’s sole discretion. A downgrade could cause our current and future distribution partners (brokers, agents and licensed insurance agents who are delegated authority to manage part of our insurance business, whom we refer to as “program administrators”) and insureds to choose other, more highly rated competitors and could also increase the cost or reduce the availability of reinsurance to us. As a result, a downgrade in our ratings could cause a substantial reduction in the number of policies we write which would have a material adverse effect on our financial condition and results of operations. Further, a downgrade of our ratings could adversely impact our ability to attract investment capital on favorable terms.

We do not have employment agreements or non-competition agreements with most of our key management personnel, and if we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

Our success depends, in part, upon the efforts of our executive officers and other key personnel, including Stephen Sills, our President and Chief Executive Officer. The loss of Mr. Sills or any of our other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. We have not entered into employment agreements with any of our key management personnel other than Mr. Sills and Mark I. Rosen, our Senior Vice President and General Counsel. Our executive officers and key personnel, other than Mr. Sills and Mr. Rosen, are not subject to non-competition agreements.

Our employment agreement with Mr. Sills provides that he has the right to terminate his agreement for any reason. Mr. Sills’ agreement provides that he can terminate for “good reason” under certain circumstances, for which he would be entitled to receive certain payments and benefits upon termination. We could be materially adversely affected by the termination of Mr. Sills’ employment as our President and Chief Executive Officer.

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

We are liable for incurred losses and LAE under the terms of the insurance policies we underwrite. In many cases, several years may elapse between the occurrence of an insured loss event, the making of a claim, and our resolution of that claim. We establish loss and LAE reserves for the estimated ultimate payment of all losses and LAE incurred. We estimate loss and LAE reserves using individual case-basis valuations of reported claims. We also use statistical analyses to estimate the cost of losses that have been incurred but not reported to us. These estimates are based on historical information and on estimates of future trends that may affect the frequency of claims and changes in the average cost of claims that may arise in the future. They are by their nature imprecise, and our ultimate losses and LAE may vary from established reserves. In addition, our business consists of low frequency, high severity claims experience which also makes precise estimation more difficult. Because of our relatively short operating history, we have less claims experience than do other carriers on which to base reserves. Consequently, the techniques that we currently utilize to establish our loss and LAE reserves primarily take into account relevant insurance industry data. If our loss and LAE reserves should prove to be inadequate, we will be required to increase reserves, thereby reducing net earnings and stockholders’ equity in the period in which the deficiency is identified. Future loss experience, if substantially in excess of established reserves, could also have a material adverse effect on future earnings and liquidity and our financial position. Furthermore, factors that are difficult to predict may impact future loss and LAE, such as claims inflation, claims development patterns, legislative activity, social and economic patterns and litigation and regulatory trends.

We currently rely on certain Alleghany subsidiaries to write some of the insurance policies that we produce, and a termination of our arrangements with them could have an adverse effect on our business, financial condition and results of operations.

We have underwriting management agreements with each of the Capitol Companies to write policies produced by DPUI. Initially, all business produced by DPUI was written on policies of the Capitol Companies. Since each of DNA and Darwin Select obtained its own Best rating of “A−” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public company D&O) require policies issued by an insurer with an Best rating of “A” (Excellent). Consequently, although an increasing percentage of our business is written on policies of our own subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. For the year ended December 31, 2007, we wrote gross premiums of $42.9 million (15.3% of our total gross premium written) through the Capitol Companies arrangement, and of that amount, $29.6 million related to business where our insured required a policy from a Best “A” rated carrier.

We do not expect that our policies written on the Capitol Companies for the insureds who require a Best rating of “A” (Excellent) will decline so long as our rating is “A−” (Excellent). Most of the insureds in this category are public companies purchasing D&O insurance. While our public D&O writings have declined as a percentage of our total writings, we will continue to have a need to utilize the policies of the Capitol Companies in the future.

The terms and conditions of our underwriting agreements with the Capitol Companies are discussed elsewhere in this Report (see “Business — Arrangements with the Capitol Companies” above.) We could be materially and adversely affected if such agreements were terminated at a time when we still depended on the Capitol Companies to write a material portion of the business produced by DPUI, or if the Capitol Companies were downgraded from their current Best ratings of “A” (Excellent). There is no guaranty that we would be able to locate other entities to write such business and to negotiate new agreements with such other entities (which new agreements might involve additional expense to us).

If we are not able to renew our existing reinsurance or obtain new reinsurance or if we were to increase our retention levels in premiums written, either our net exposures would increase or we would have to reduce the level of our underwriting commitment, both of which could increase the volatility of our revenues and negatively impact our results of operations.

We purchase reinsurance, primarily excess of loss reinsurance, to spread their risk on substantially all of our lines of business. (See “Business — Ceded Reinsurance” above.) Volatile reinsurance market conditions beyond our control determine the availability and cost of the reinsurance protection that we purchase. Consequently, we must evaluate our use of reinsurance and assess whether to increase, decrease or eliminate the amount of liability we cede to reinsurers, depending upon cost and availability. If we were to increase the levels of risk we retain, our net exposures would increase and this could cause our earnings and results of operations to be more volatile.

Our reinsurance facilities generally are subject to annual renewal, and there is no assurance that we will be able to maintain our current reinsurance facilities or that we will be able to obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring contracts or to make new arrangements, or if the cost of reinsurance increased to an amount we were unwilling to pay, our net exposure would increase, which would cause our earnings and results of operations to be more volatile. If we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

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

If our reinsurance contracts did not pass the transfer of risk provisions of FAS 113, we would be required to restate our financial results.

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

If our relationship with one of our larger distribution partners were terminated, our financial condition and results of operations could be materially adversely affected.

As discussed above (see “Business — Marketing and Distribution” above), we distribute our products through a select group of distribution partners, including brokers, agents and program administrators. For the year ended December 31, 2007, approximately 27.2% of our gross premiums written was produced by two of our distribution partners: American Professional Agency (a program administrator) and Marsh Inc. Our program administration agreements are terminable upon 180 days notice. We do not have exclusive arrangements with our brokers and agents, and they can terminate our relationship at any time. Thus, we cannot be sure that relationships with our distribution partners will continue. The termination of a relationship with one or more of these producers could result in lower gross premiums written and have a material adverse effect on our financial condition and results of operations.

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

We rely heavily on our information technology and telecommunication systems, both generally and in connection with i-bind; failure of these systems could materially and adversely affect our business.

Our business is more highly dependent than many others on successful, uninterrupted functioning of our information technology (IT) and telecommunications systems. In addition to supporting our proprietary i-bind online submission platform, we rely on our IT systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. A failure of these systems or the termination of a third-party software license upon which any of these systems are based could materially impact our ability to evaluate and write new business. If we do not maintain adequate IT and telecommunications systems, we could experience adverse consequences, including: inadequate information on which to base critical decisions; loss of existing customers; difficulty in attracting new distribution partners or disputes with our present distribution partners; regulatory problems, such as failure to meet prompt payment obligations; litigation exposure; and increased administrative expenses. Thus, our failure to update our systems to reflect technological advancements or to protect our systems could have a material adverse effect on our business, financial condition and results of operations.

Our investment results and, therefore, financial condition and results of operations, may be materially adversely impacted by changes in the business, financial condition or operating results of the entities in which we invest, as well as changes in interest rates, government monetary policies, general economic conditions and overall capital market conditions.

Our results of operations depend, in part, on the performance of our invested assets. Fluctuations in interest rates affect our returns on, and the fair value of, our investments in fixed-income securities. As a result, interest rate fluctuations could impact our net income. Substantially all of our fixed-income securities are classified as available for sale, and unrealized gains and losses on such securities are recognized in accumulated other comprehensive income (loss), net of taxes, and increase or decrease our stockholders’ equity. In addition, issuers of the fixed-income securities that we own may default on principal and interest payments, as a result of economic downturn, events of corporate malfeasance or other factors which would cause a decline in the value of our fixed-income portfolio and cause our net earnings to decline through lost investment income and credit write-down of principal.

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

Certain asset-backed and municipal securities held by Darwin are backed by a financial guarantee insurance policy from a mono-line insurance guarantor (“mono-lines”) to strengthen the overall credit quality of the security. These mono-lines have historically been rated at the highest credit quality ratings from the major rating agencies (Standard & Poors’, Moody’s and Fitch). Recent volatility in the credit market, particularly related to the sub-prime credit market, has caused large losses for these mono-lines, reduced their capital and put their credit ratings at risk. Several have been downgraded and/or are on a negative credit watch by the major rating agencies. When a security is backed by a mono-line insurance company guarantee, and that mono-line has a credit rating higher than the underlying credit rating of the issuer, it may trade at a price higher than it would if there was no guarantee. When acquiring fixed income securities that are backed by a financial guarantee insurance policy, Darwin’s investment philosophy is to evaluate the credit quality of the underlying issuer assuming that no insurance guarantee is in place and purchase those securities based upon the assumption that no insurance policy would be available to make payment on the securities. A subsequent downgrade of that mono-line insurance carrier’s credit rating could have an adverse impact on the fair market value of the securities that are backed by that mono-line carrier’s insurance guarantee.

The Company has recently completed a search for an equity investment manager and has begun investing in equity securities with the goal of investing approximately 10% of our investment portfolio in this class over time. The performance of an equity portfolio depends on a number of factors, including many of the same that affect the performance of fixed-income securities (although those factors can have the opposite effect on the market prices of equity securities. The equity markets as a whole have been relatively volatile in recent years, and we will need to exercise care in selecting equity securities for investment, and our equity investments may be negatively affected by market conditions outside our control.

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

State insurance laws restrict the ability of our insurance company subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. (See “Business — Regulation, Payment of Dividends” above.) In addition, insurance regulators can block payments to us from our insurance company subsidiaries that would otherwise be permitted without prior approval if the regulators determine that the payments (such as payments under tax sharing agreements or payments for employee or other services) would be adverse to the interests of policyholders or creditors. As a result, we may not be able to receive dividends or other payments from our subsidiaries at times and in amounts necessary to pay corporate expenses or meet other obligations. If the ability of our insurance company subsidiaries to pay dividends or make other payments to us is materially restricted by regulatory requirements, it could adversely affect our ability to pay our corporate expenses.

If we are unable to raise additional capital in the future, whether on favorable terms or at all, we may not have sufficient funds to implement our operating plans, and our business, financial condition or results of operations could be materially adversely affected.

We have in place a $25 million credit facility with a consortium of lending institutions led by JPMorgan Chase Bank, N.A., extending until March 2010, under which there was approximately $20 million of borrowing capacity at December 31, 2007. Based on our current operating plan, we believe that such credit availability, together with payments under our tax sharing agreements and such dividends as we are permitted by regulators to receive from our subsidiaries will support operations for the foreseeable future without the need for additional capital. However many factors will affect our capital needs and their amount and timing. Such factors include: our growth and profitability; claims experience and the availability of reinsurance; and possible acquisition opportunities, market disruptions and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available at all or may be available only on unfavorable terms and may, in an equity financing, dilute our stockholders’ interests. In any case, such securities may confer rights, preferences and privileges that are senior to those of the common stock shares or may impose covenants that impair our operations.

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

As noted elsewhere in this Report (see “Business — Evolution and Subsidiaries”) we acquired AMS, a group of Florida-based insurance distribution corporations, in early 2008. We do not currently have plans to acquire any other insurance business. However, we believe we will be presented from time to time with acquisition opportunities which would allow us to grow our business while achieving our profitability goals. Therefore, if we are presented with an appropriate opportunity, we may pursue acquisition of one or more specialty insurance businesses or books of business. Some of these acquisitions could be material in size and scope. If a potential acquisition opportunity is identified, there can be no assurance that we will consummate such acquisition. If any such acquisition does occur it may not be successful in enhancing our business, may not be accretive to earnings or book value or may not generate an underwriting profit. In addition, to the extent that we do acquire new businesses, such acquisitions could pose a number of special risks, including the diversion of management’s attention, the unsuccessful integration of the acquired operations and personnel, adverse short-term effects on reported operating results, impairment of acquired intangible assets and the loss of key employees.

We may, in the future, issue additional common stock in connection with one or more acquisitions, which may dilute our stockholders. Alternatively, we may incur debt, which could limit our future financial flexibility. Additionally, with respect to future acquisitions, our stockholders may not have an opportunity to review the financial statements of the entity being acquired or to vote on such acquisitions.

Our capital adequacy requirements could negatively affect our return on equity for a long time. In addition, if we are unable to grow into our capital base as quickly as we anticipate, our return on equity could be negatively affected.

We need to satisfy certain capital requirements in order to maintain our A.M. Best ratings. We are also subject to capital adequacy requirements imposed by insurance regulators. These requirements may lead us to maintain a higher level of capital in our insurance company subsidiaries than we otherwise would, which could hold down our return on equity. Either capitalization requirement could persist for a relatively long period, meaning that our return on equity would be decreased for a number of years into the future.

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

Our returns will generally be impacted by the cyclical nature of the industry. Though each of our lines and classes is cyclical, each is subject to its own insurance cycle and the prevailing conditions in one class may or may not be reflective of conditions in another. While difficult to generalize, we believe markets for the E&O and Medical Malpractice Liability lines have become more competitive during the past several years, and as a result, virtually all of our major business lines are experiencing “soft” or highly competitive market conditions. We endeavor to target market segments where conditions are favorable to insurers, but downturns in market conditions could affect our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we were unable to write our specialty lines of insurance at appropriate rates, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.

Some of our competitors have greater financial resources than we have, or have more market recognition than we do, and, we may not be successful in competing effectively with them.

We compete with a large number of other companies in our selected lines of business. Many of our competitors have significantly greater financial resources than we have and may also have lower total expense ratios, allowing them to price their products more competitively than we can. In addition, some of our competitors operate from tax-advantaged jurisdictions and have the ability to offer lower rates due to such tax advantages.

If we are unable to compete effectively in the markets in which we operate or to expand our operations into new markets, our underwriting revenues and net income may grow more slowly than expected or may decline. Competition is based on many factors, including: perceived market strength of the insurer; pricing and other terms and conditions; services provided; speed of claims payment; reputation and experience of the key management and underwriting staff; and ratings assigned by independent rating organizations such as Best. A number of potential new developments could further increase competition in our industry. These developments could include, for example, an increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry. Competition from new entrants or increased competition from our existing competitors could affect our ability to price our products at rates that are likely to generate underwriting profits.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued the insurance affected by the changes. As a result, the full extent of our liability may not be known for years after a contract is issued. Recent liabilities related to options award practices and to sub-prime lending and collateralized debt obligations are examples of claims and coverage issues that can emerge from time to time. Another recent example of an emerging claims and coverage trend is the larger amount of settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors and officers liability insurance. The effects of claims and coverage trends are extremely hard to quantify or predict and could harm our results of operations.

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

Alleghany and our management stockholders beneficially own approximately 65% of our outstanding common stock. At the time of our IPO in May 2006, Alleghany was granted the right under a Registration Rights Agreement to require us to register some or all of the Alleghany shares for sale under the U.S. securities laws. In August 2007 we registered all of Alleghany’s 9,371,096 shares of Common Stock in accordance with the Registration Rights Agreement. As of the date hereof, Alleghany has not sold any shares of Common Stock under the August 2007 Registration Statement, but it may decide to sell some or all of the registered shares at any time in its sole discretion. Alleghany’s sale of Common Stock could have an adverse effect on our stock price. We cannot predict what effect, if any, future sales of shares by Alleghany or others, or the availability of shares for future sale, may have on the prevailing market price of our Common Stock. If such sales, or the possibility of such sales, reduce the market price of our Common Stock, our ability to raise additional capital in the equity markets may be adversely affected.

Alleghany has significant control over us and may not always exercise its control in a way that benefits the other security holders. Also, conflicts of interest that may arise between us and Alleghany could be resolved in a manner unfavorable to us.

As our majority stockholder, Alleghany has the ability to exert significant influence over our policies and affairs, including the power to affect the election of our directors, appointment of our management, our dividend policy and the approval of any action requiring a stockholder vote, such as amendments to our certificate of incorporation, transactions with affiliates, mergers or sales of substantially all of our assets. Because Alleghany’s interests may differ from the interests of our other security holders, actions Alleghany takes with respect to us, as our controlling stockholder, may not be favorable to such other investors.

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

We are a “controlled company” within the meaning of the NYSE rules and qualify for exemptions from certain corporate governance requirements. As a result, our stockholders are not afforded all of the same protections as stockholders of companies that are subject to all of the corporate governance requirements of the Exchange.

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE. As a “controlled company” (because Alleghany holds more than 50% of the voting power of DPUI), we rely upon the “controlled company” exemptions of the NYSE corporate governance standards. These exemptions free us from the obligation to comply with certain NYSE corporate governance requirements, including the requirements that a majority of our board of directors consist of independent directors; that we have a nominating/corporate governance committee consisting entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and that we have a compensation committee consisting entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

ITEM 1B.	Unresolved Staff Comments.

We have not received any written comments from the SEC staff regarding our periodic or current reports filed during 2007, including the 12/31/06 Form 10-K.

ITEM 2.	Properties

The majority of our employees work out of our headquarter offices located in approximately 30,000 square feet of leased office space on the second floor of 9 Farm Springs Road in Farmington, Connecticut, for which we paid rent of $0.6 million in 2007. The terms of our principal lease extend our tenancy through 2011 and require that we take occupancy of the remaining second floor space (approximately 7,000 sq. ft.) adjacent to our existing offices. In addition, we signed a sublease in December 2007 under which we will be permitted to occupy an additional 17,600 square feet within our Farmington headquarters building, upon the existing tenant’s vacancy later in 2008. We believe that the space available to us under our principal lease and the sublease will be sufficient to meet our needs at the headquarters location for the foreseeable future. In addition to our Farmington headquarters, we rent a small office for DNA employees in New York City. Finally, in connection with our acquisition of AMS, Allsouth and Raincross, we entered into a short term lease for the 8,000 sq. ft. building already occupied by those corporations in St. Pete Beach, FL.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares and Stockholders:  Our common stock is traded on the NYSE under the ticker symbol “DR”. We have two classes of authorized capital stock: 50,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”), and 10,000,000 shares of preferred stock, par value $0.10 per share (the “Preferred Stock”).

As of February 25, 2008, there were 17,025,051 shares of Common Stock issued and outstanding, and based upon requests for proxy material, we estimate that there are approximately 2,500 holders of our Common Stock. As of that date, there were no shares of Preferred Stock issued and outstanding. We did not issue any shares of Common Stock that were not registered under the Securities Act on 1933, and no repurchases of the Company’s shares of Common Stock were made during the year ended December 31, 2007.

Price Range of Common Stock

The high and low sales prices for the quarters ended March 31, June 30, September 30 and December 31, 2007 and 2006, and the closing prices as of each period’s end, beginning with Darwin’s Initial Public Offering on May 19, 2006 were as follows:

Quarter Ended	High	Low	Close

2006
5/19/2006 — 6/30/2006	$20.12	$16.00	$17.66
Third Quarter 2006	$23.50	$17.75	$22.21
Fourth Quarter 2006	$25.29	$20.61	$23.45
2007
First Quarter 2007	$27.16	$22.25	$25.15
Second Quarter 2007	$27.50	$26.84	$25.17
Third Quarter 2007	$26.84	$19.06	$21.60
Fourth Quarter 2007	$26.50	$21.33	$24.17

Performance Graph

The following graph compares, for the period from our initial public offering price of $16.00 per share on May 19, 2006 to December 31, 2007, the cumulative total stockholder return on each of Darwin’s Common Stock, the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Standard & Poor’s Property and Casualty Insurance Index (the “P&C Index”). The graph shows the value at the end of such period of $100 invested as of May 19, 2006 in the Common Stock, the S&P 500 and the P&C Index.

COMPARISON OF CUMULATIVE TOTAL RETURN

				Indexed Returns
	Base			Quarter Ending
	Period
Company/Index	5/19/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07
Darwin Professional Underwriters, Inc.	100	110.37	138.81	146.56	157.19	157.31	135.00	151.06

S&P 500 Index	100	100.38	106.06	113.17	113.89	121.04	123.50	119.39

S&P Property & Casualty Insurance Index	100	98.50	105.17	112.34	106.93	112.67	106.27	96.65

The foregoing graph is based on the assumptions that any cash dividends are reinvested on the ex-dividend date in respect of such dividend.

Dividend Policy

In connection with the initial public offering on May 19, 2006 our Board approved a 33-for-two stock split on our Common Stock, which was effective in May 2006. There are no current plans for any additional stock split or stock dividend.

We have not paid or declared a cash dividend on our Common Stock. While there is presently no intention to pay cash dividends on the common stock, future declarations, if any, are at the discretion of our Board of Directors, and the amounts of such dividends will be dependent on, among other things, Company earnings, our financial condition and business needs, any restrictive covenant under a credit facility, the capital and surplus requirements of our subsidiaries and applicable government regulations. The Company is prohibited from paying dividends on its Common Stock pursuant to its existing credit agreement with lenders under its credit facility.

Initial Public Offering and Repurchase of Preferred Stock

In May 2006, we completed the initial public offering of our Common Stock at an offering price of $16.00 per share. Gross proceeds from the sale of the 6,000,000 shares of Common Stock were $96.0 million. After underwriting and offering costs, net proceeds from the offering, including the over-allotment option, were $86.3 million.

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

The selected historical consolidated financial data set forth below for the twelve-month periods ended December 31, 2007, 2006, 2005 and 2004, and the period March 3, 2003 to December 31, 2003 have been derived from the historical consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm, and should be read in conjunction with the audited consolidated financial statements and accompanying notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K.

The selected historical consolidated financial statements for the periods ended December 31, 2005, 2004, and 2003 give retroactive effect to Darwin’s reorganization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our History” and Note 1(b) to the audited condensed consolidated financial statements.

					Period
					March 3, 2003
	Year Ended December 31,				to December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Revenues:
Net premiums earned	$180,900	$132,378	$84,698	$46,092	$4,115
Net investment income	22,574	16,442	4,920	949	11
Net realized investment gains (losses)	(28)	12	(176)	1	—
Other income	—	—	14	—	—

Total revenues	203,446	148,832	89,456	47,042	4,126

Costs and expenses:
Losses and loss adjustment expenses	101,278	88,619	58,606	29,628	2,683
Commissions and brokerage expenses	22,618	14,609	9,191	6,167	504
Other underwriting, acquistion and operating expenses	28,286	21,603	14,574	10,221	4,488
Other expenses	5,857	750	1,102	904	—

Total costs and expenses	158,039	125,581	83,473	46,920	7,675

Earnings before income taxes	45,407	23,251	5,983	122	(3,549)

Income tax expense	13,165	7,286	2,276	74	(1,219)

Net earnings	$32,242	$15,965	$3,707	$48	$(2,330)

Underwriting ratios:
Loss ratio(1)	56.0%	66.9%	69.2%	64.3%	65.2%

Commissions and brokerage expense ratio(2)	12.5%	11.0%	10.9%	13.4%	12.2%
Other underwriting, acquistion and operating expense ratio(3)	15.6%	16.3%	17.2%	22.2%	109.1%

Total expense ratio(4)	28.1%	27.4%	28.1%	35.6%	121.3%

Combined ratio(5)	84.1%	94.3%	97.3%	99.9%	186.5%

Basic earnings per share:
Net earnings per share	$1.96	$1.38	$0.56	$0.01	$(0.35)

Weighted average shares outstanding	16,424,448	9,770,268	6,600,000	6,600,000	6,600,000

Diluted earnings per share:
Net earnings per share	$1.89	$0.95	$0.46	$0.01	$(0.35)

Weighted average shares outstanding	17,071,505	16,785,721	8,119,370	8,167,500	6,600,000

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance sheet data:
Cash and investments	$564,407	$426,256	$315,113	$86,832	$12,640
Reinsurance recoverables on paid and unpaid losses	136,370	96,371	51,260	15,572	990
All other assets	126,358	112,637	81,225	47,199	15,117

Total assets	$827,135	$635,264	$447,598	$149,603	$28,747

Loss and loss adjustment expense reserves	$387,865	$263,549	$138,404	$47,207	$3,485
Unearned premium reserves	141,126	123,796	88,280	54,274	18,791

All other liabilities	43,971	30,069	21,391	12,514	6,695

Total liabilities	572,962	417,414	248,075	113,995	28,971
Series A Preferred Stock	—	—	2,106	2,106	2,106
Total stockholders’ equity	254,173	217,850	197,417	33,502	(2,330)

Total liabilities and stockholders’ equity	$827,135	$635,264	$447,598	$149,603	$28,747

(1)	Loss ratio is calculated by dividing total incurred losses and loss adjustment expenses by net premiums earned.

(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.

(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.

(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Factors that could cause actual events or results to differ materially from our forward-looking statements include, but are not limited to, the following: global economic conditions which could affect the market for specialty liability insurance generally as well as alter the intensity of competition within our markets; changes in the laws, rules and regulations which apply to our insurance companies and which affect how they do business; effects of newly-emerging claim and coverage issues on our insurance businesses, including adverse judicial decisions or regulatory rulings; unexpected loss of key personnel or higher-than-anticipated turnover within our staff; effects of rating agency policies and practices which could impact our insurance companies’ claims paying and financial strength ratings; market developments affecting the availability and/or the cost of reinsurance, including changes in the recoverability of reinsurance receivables; impact on financial results of actual claims levels exceeding our loss reserves, or changes in what level of loss reserves are estimated to be necessary; impact of industry changes required as a result of insurance industry investigations by state and federal authorities; developments within the securities markets which affect the price or yield on investment securities we purchase and hold in our investment portfolio; our inability for any reason to execute announced and/or future strategic initiatives as planned; and other factors identified in filings with the SEC, including those discussed in the “Risk Factors” above.

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

Our History

Darwin Professional Underwriters Incorporated (DPUI) was originally formed by Stephen Sills, our President and Chief Executive Officer, and Alleghany in March 2003 as an underwriting manager to underwrite professional liability coverages in the D&O, E&O and medical malpractice liability lines for three insurance companies that are wholly-owned subsidiaries of Alleghany Corporation (“Alleghany”): Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation and Platte River Insurance Company (which we refer to, collectively, as the “Capitol Companies”). DPUI also writes the same professional liability coverages on its two wholly-owned carriers Darwin National Assurance Company (DNA) and Darwin Select Insurance Company (Darwin Select). Since inception, we have had full responsibility for managing the business produced by DPUI and issued on policies of the Capitol Companies, including responsibility for obtaining reinsurance on such business and responsibility for administering claims. Whenever we refer to business generated, written or produced by any of the aforementioned

Darwin legal entities (Darwin), we include business produced by DPUI and written on policies of the Capitol Companies (whether before or after the acquisitions of DNA and Darwin Select), all of which policies are now fully reinsured by DNA.

In February 2004, Alleghany formed Darwin Group, Inc. (“Darwin Group”), a wholly-owned subsidiary of Alleghany, in order to acquire DNA, an admitted insurance company domiciled in Delaware, from Aegis Holding, Inc., a subsidiary of Associated Electric & Gas Insurance Services Limited. At the time of acquisition, DNA (then named U.S. Aegis Insurance Company) was licensed in 40 states. As of December 31, 2007, DNA was licensed in 50 jurisdictions (including the District of Columbia) and was eligible to write on a surplus lines basis in one additional state (Arkansas).

In May 2005, Darwin Group, through its subsidiary DNA, acquired Darwin Select, a surplus lines insurance company (then named Ulico Indemnity Company) domiciled in Arkansas, from Ulico Casualty Company, a subsidiary of ULLICO Inc. As of December 31, 2007, Darwin Select was licensed to write insurance in Arkansas and was eligible to operate on a surplus lines basis in 48 additional states.

In November 2007, Darwin Group, through its subsidiary DNA, acquired Midway Insurance Company of Illinois from Fireman’s Fund Insurance Company (“Fireman’s Fund”). It has a license in one state (Illinois), but has been dormant for several years. Midway Insurance Company of Illinois’ name has been changed to Vantapro Specialty Insurance Company (Vantapro) and an application has been filed to redomesticate Vantapro to Arkansas.

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

Effective January 1, 2006, DPUI became the parent of Darwin Group and its subsidiaries, DNA and Darwin Select and, in connection therewith, DPUI issued to Alleghany Insurance Holdings, LLC (“AIHL”) shares of Series B Convertible Preferred Stock with an aggregate liquidation preference of $197,178, equal to the book value of Darwin Group on December 31, 2005, in exchange for all of the outstanding common stock of Darwin Group held by AIHL. In addition, AIHL exchanged its 6,600,000 shares of common stock of DPUI, representing 80% of the issued and outstanding shares of DPUI, for 9,560 additional shares of Series A Preferred Stock of DPUI having an additional aggregate liquidation preference of $20 per share, representing 80% of the book value of DPUI on December 31, 2005. We refer to these transactions, collectively, as the “Reorganization.” As a result of the Reorganization, the only shares of common stock outstanding as of January 1, 2006 were unvested restricted shares.

The financial statements for 2005, 2004 and 2003 give retroactive effect to both the transfer of the in-force business to Darwin Group from the Capitol Companies and the contribution of Darwin Group to DPUI as transactions between entities under common control, accounted for as a pooling of interests. This results in a presentation that reflects the actual business produced and managed by DPUI, regardless of the originating insurance carrier, with all periods presented as if DPUI and Darwin Group, including the transferred in-force business, had always been combined.

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

After giving effect to the Reorganization and the IPO, Alleghany owned approximately 55% of Darwin’s common stock and our management owned approximately 10% (with management’s equity interest held through a restricted stock plan).

Our Consolidated Financial Information

The accompanying historical consolidated financial statements are presented on a basis that reflects the actual business written by DPUI, regardless of the originating insurance carrier and include the stand-alone operations of DPUI, Darwin Group and its subsidiaries, DNA, Darwin Select and Vantapro, and certain assets, liabilities and results of operations of the Capitol Companies resulting from the business produced by DPUI and issued on policies of the Capitol Companies. All of the business produced by DPUI and issued on policies of the Capitol Companies was assumed through reinsurance by DNA for all periods presented in these financial statements.

These consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

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

A small percentage of Darwin’s insurance contracts are written on an “occurrence” basis. Occurrence basis insurance contracts provide coverage for losses related to covered events described in the insurance contract that occur during the term of the contract, regardless of the date the loss is reported to the insurer.

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

The weight applied to the B-F indication for each experience year is 0% at 12 months of maturity and increases to 100% no later than 72 months of maturity. For example, assuming no judgmental acceleration based on our experience, losses reported to Darwin during 2004:

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

In using the weighted loss and ALAE ratios to select our ultimate loss and ALAE incurred, we have adopted the weighted gross loss and ALAE ratios by product line for accident year 2006 earlier in the emergence and development of our 2006 loss experience than we had for prior accident years. We did this because the volume and credibility of our 2006 experience were sufficient to allow earlier estimates by product line than we have reported in previous years.

In the fourth quarter of 2007, we selectively revised weights for the first time. Specifically, for accident years 2003 and 2004, a detailed review of the remaining open claims strengthened our confidence that loss emergence for certain lines of business is significantly better than expected. We therefore began adjusting loss ratios for these lines of business more quickly toward the B-F indications than would occur using our standard weights as discussed above. In general, such adjustments will be considered each quarter as loss experience for each accident year matures.

Thus, as of fourth quarter 2007, gross and net loss ratios for 2003 and 2004 are moderately below the loss ratios indicated by our standard weighting methodology. For accident years 2005, 2006 and 2007 gross and net, we have adopted the weighted loss ratios with one exception — 2005 Public Company D&O, which is moderately higher than the indication. We selected our 2005 Public Company D&O gross and net ratios based on a detailed assessment of several Public Company D&O claims for this accident year. Based on the detailed assessment, the limits outstanding on the underlying policies and the potential volatility in the loss ratio given the potential severity of these claims, we determined that a slightly higher loss ratio was appropriate.

For the year ended December 31, 2007, the impact of the actuarial weighting methodology and management judgment was a net reduction of $13.8 million, or 5.5%, of the total December 31, 2007 net loss and ALAE reserves, reflecting overall favorable loss and ALAE emergence for the 2003 through 2006 accident years.

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

For the twelve months ended December 31, 2007 and 2006, Darwin experienced average price decreases on its renewal policies of 11.6% and 5.1%, respectively, across all its product lines. We believe that these decreases are not unusual during the insurance pricing cycle. Without mitigating factors, such as favorable loss emergence, such reductions in prior price levels could result in a commensurate increase in the expected loss and LAE ratio that is utilized in actuarial methodologies.

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

Darwin establishes its best estimate for liabilities for loss and LAE reserves. Because of the high level of uncertainty regarding the setting of liabilities for loss and LAE reserves, it is the practice of Darwin to engage, at least annually, an independent actuary to evaluate and opine on the reasonableness of these gross and net liabilities. Based on the Company’s analyses and the independent actuarial opinions as of December 31, 2007, management believes that the reserves for loss and LAE established as of December 31, 2007 are adequate and represent the best estimate of Darwin’s liabilities. For December 31, 2007, our independent actuaries issued unqualified statements of actuarial opinion as to the reasonableness of net reserves on a statutory basis for each of DNA, Darwin Select, and Vantapro. These unqualified statements were filed with the insurance departments of the respective states of domicile of DNA, Darwin Select, and Vantapro (Delaware, Arkansas, and Illinois). The statements of actuarial opinion issued by our independent actuaries indicate that the opinions may be relied upon only by DNA, Darwin Select, and Vantapro and the insurance departments of the various states with which the companies file annual statutory statements.

The following tables show the breakdown of our reserves between case reserves, IBNR reserves and ULAE reserves both gross and net of reinsurance:

Gross Loss and LAE Reserves

	At December 31, 2007				At December 31, 2006
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)

Other liability, claims-made	$27,020	$204,768	$5,884	$237,672	$17,779	$135,938	$3,931	$157,648
Other liability, occurrence	20	4,114	110	4,244	—	1,725	47	1,772
Medical malpractice liability, claims-made	20,382	119,787	5,331	145,500	15,334	84,952	3,843	104,129
Private passenger auto liabilty(1)	300	149	—	449	—	—	—	—

Total	$47,722	$328,818	$11,325	$387,865	$33,113	$222,615	$7,821	$263,549

Percentage of total gross reserves	12.3%	84.8%	2.9%	100.0%	12.6%	84.4%	3.0%	100.0%

Loss and LAE Reserves, Net of Reinsurance

	At December 31, 2007				At December 31, 2006
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total

Other liability, claims-made	$22,329	$123,333	$5,848	$151,510	$14,653	$82,887	$3,895	$101,435
Other liability, occurrence	20	3,102	110	3,232	—	1,364	47	1,411
Medical malpractice liability, claims-made	16,976	74,804	5,331	97,111	12,556	48,046	3,843	64,445
Private passenger auto liabilty(1)	—	—	—	—	—	—	—	—

Total	$39,325	$201,239	$11,289	$251,853	$27,209	$132,297	$7,785	$167,291

Percentage of total net reserves	15.6%	79.9%	4.5%	100.0%	16.3%	79.0%	4.7%	100.0%

(1)	Private passenger auto liability reserves are gross outstanding reserves from the acquisition of Vantapro. These reserves are 100% ceded to Fireman’s Fund, the former parent of Vantapro.

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

These scenarios are well within historical variation for Darwin’s lines of business in the industry and we believe they create a reasonable sensitivity test of Darwin’s reserves. Neither of these adjustments is believed to be more likely than the other in the assumptions underlying Darwin’s reserves.

The tables below present the potential changes in Darwin’s loss reserves as of December 31, 2007 (assuming no benefit from reinsurance), before and after the effect of tax, that could result based upon changes of the key assumptions underlying our selected loss reserving methodologies:

Pre-Tax

	Change in Loss
	Development / Emergence
	5% Average		5% Average
Change in Expected Loss and LAE Ratio	Decrease	No Change	Increase
	(Dollars in thousands)

5 percentage point increase	$5,430	$24,823	$42,277
No change	(17,842)	—	16,290
5 percentage point decrease	(41,502)	(24,823)	(10,084)

After-Tax (Assumes a 35% tax rate)

	Change in Loss
	Development / Emergence
	5% Average		5% Averge
Change in Expected Loss and LAE Ratio	Decrease	No Change	Increase
	(Dollars in thousands)

5 percentage point increase	$3,530	$16,135	$27,480
No change	(11,597)	—	10,589
5 percentage point decrease	(26,976)	(16,135)	(6,555)

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

Reinsurance and Reinsurance Recoverables.  Darwin purchases third-party treaty reinsurance for substantially all of its lines of business. Treaty reinsurance provides protection over entire classes or lines of business to mitigate the volatility of our book of business by limiting exposure to a frequency of severity losses. On a limited basis, Darwin has purchased facultative reinsurance (which is reinsurance obtained on a case-by-case basis for all or part of the insurance with respect to a single risk, exposure, or policy) to provide reinsurance protection on individual risks. Accounting for reinsurance contracts is complex and requires a number of significant judgments and estimates to be made regarding the calculation of amounts payable to reinsurers, amounts recoverable from reinsurers and the ultimate collectibility of those reinsurance recoverables from reinsurers. In addition, significant judgments are required in the determination of the compliance with overall risk transfer provisions that guide the accounting for reinsurance. These judgments and estimates are critical accounting estimates for Darwin.

We purchase both fixed rate and variable rate excess of loss reinsurance. Fixed rate excess of loss reinsurance, under which we cede a fixed percentage of premiums to our reinsurers depending upon the policy limits written, provides indemnification to us in excess of a fixed amount of losses incurred up to a maximum recoverable amount. The maximum amount recoverable is expressed as either a dollar amount or a loss ratio cap which is expressed as a percentage of the maximum amount of the ceded premium. In some instances the contracts are expressed as the greater of a dollar amount or a loss ratio cap. The maximum amounts recoverable when expressed as a loss ratio cap vary from a minimum of 250% to a maximum in excess of 700% of ceded premium payable within the terms of the contracts.

The part of our excess of loss reinsurance program structured on a variable-rated basis enables us to retain a greater portion of premium if our ultimate loss ratio is lower than an initial provisional loss ratio set out in the reinsurance contract. For these contracts our ceded premium incurred on these treaties is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease relationally within a minimum and maximum range for ceded premium and subject to a loss ratio cap for losses recoverable. Until such time as the ceded premium incurred reaches the maximum rate within the terms of the contract, ceded premium paid to the reinsurers will be in excess of the amount recoverable from reinsurers. After the ceded premium incurred reaches the maximum rate stated in the contract, losses incurred covered within the contract are recoverable from reinsurers up to a maximum amount recoverable, without any required additional ceded premium payment. The maximum amount recoverable is expressed as either a dollar amount or a loss ratio cap which is expressed as a percentage of the maximum amount of the ceded premium. In some instances the contracts are expressed as the greater of a dollar amount or a loss ratio cap. When expressed as a loss ratio cap these variable rated contracts vary from 225% to 300% of the maximum rate of ceded premium payable within the terms of the contracts. As a result, the same uncertainties associated with estimating loss and loss adjustment expense (LAE) reserves affect the estimates of ceded premiums and losses recoverable from reinsurers on these contracts. In some instances we have purchased variable rated excess of loss reinsurance that has no maximum amount recoverable.

Darwin’s estimated loss and LAE reserve experience has resulted in downward adjustment of ceded premium for the variable-rated excess of loss contracts. For the years ended December 31, 2007, 2006 and 2005, these amounts were $7.4 million, $1.7 million and $0.3 million, respectively. The total ceded premium recoverable balances arising from these adjustments were $9.4 million and $2.0 million as of December 31, 2007 and 2006, respectively.

In general we retain the first $1 million of loss per claim across most classes of business including many of the E&O classes, private and non-profit D&O and most medical malpractice classes. However for Commercial, Healthcare and FI D&O, Managed Care and FI E&O and Shortline Railroad Liability we retain the first $2 million of loss per claim. On other specific classes we retain lower limits that currently range from $0.3 million to $0.5 million of loss per claim. In addition we retain various additional amounts known as co-insurances that vary between 10% and 25% of the limits above these retentions.

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

Investment Valuation.  Darwin holds its equity and fixed-income securities as available for sale, and as such, these securities are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale securities, are excluded from earnings and reflected in other comprehensive income (loss) and the cumulative effect is reported as a separate component of common stockholders’ equity until realized.

Equity and fixed maturities deemed to have declines in value that are other-than-temporary are written down to carrying values equal to their estimated fair values in the consolidated statement of operations. On a quarterly basis, all securities with an unrealized loss are reviewed to determine whether the decline in the fair value of any investment below cost is other-than-temporary. Considerations relevant to this determination include the persistence and magnitude of the decline of the issuer, issuer-specific financial conditions rather than general market or industry conditions and extraordinary events including negative news releases and rating agency downgrades. Risks and uncertainties are inherent in our assessment methodology for determining whether a decline in value is other-than-temporary. Risks and uncertainties could include, but are not limited to, incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings.

Impairment losses result in a reduction of the underlying investment’s cost basis. Significant changes in these factors could result in a considerable charge for impairment losses as reported in the consolidated financial statements.

Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position until they recover to full value. Since our formation in March 2003, we have not sold any securities held in our investment portfolio for the purpose of generating cash to pay claims or dividends or to meet any other expense or obligation. Accordingly, we believe that our sale activity supports our ability to continue to hold securities in an unrealized loss position until our cost may be recovered. Based on management’s review of the factors above, no securities are considered to be other-than-temporarily impaired.

Given recent rating agency actions on sub-prime securities, we performed additional procedures to review for any impairment on our mortgage/asset-backed securities that are classified as sub-prime mortgage obligations. Based on these procedures, we do not believe we have any other-than-temporarily impaired fixed income securities classified as “sub-prime” or Alt-A mortgage obligations.

Certain asset-backed and municipal securities held by Darwin are backed by a financial guarantee insurance policy from a mono-line insurance guarantor (“mono-lines”) to strengthen the overall credit quality of the security. These mono-lines have historically been rated at the highest credit quality ratings from the major rating agencies (Standard & Poors’, Moody’s and Fitch). Recent volatility in the credit market, particularly related to the sub-prime credit market, has caused large losses for these mono-lines, reduced their capital and put their credit ratings at risk. Several have been downgraded and/or are on a negative credit watch list by the major rating agencies. When a security is backed by a mono-line insurance company guarantee, and that mono-line has a credit rating higher than the underlying credit rating of the issuer, it may trade at a price higher than it would if there was no guarantee. A subsequent downgrade of that mono-line insurance carrier’s credit rating could have an adverse impact on the fair market value of the securities that are backed by that mono-line carrier’s insurance guarantee. When acquiring fixed income securities that are backed by a financial guarantee insurance policy, Darwin’s investment philosophy is to evaluate the credit quality of the underlying issuer assuming that no insurance guarantee is in place and purchase those securities based upon the assumption that no insurance policy would be available to make payment on the securities.

Deferred Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2007, net deferred tax assets of $13.5 million were recorded, which consisted of gross deferred tax assets of $21.3 million and gross deferred tax liabilities of $7.8 million. At December 31, 2006, net deferred tax assets of $8.7 million were recorded, which consisted of gross deferred tax assets of $14.2 million and gross deferred tax liabilities of $5.5 million.

Darwin regularly assesses the recoverability of its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible as well as our 2007 taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in future periods, if estimates of future taxable income are lower than expected.

Since its inception, and until the initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent, Alleghany. Darwin filed its own consolidated federal income tax return for the period May 19, 2006 through December 31, 2006 and will continue to file its own return for all subsequent tax reporting periods. Alleghany included the Darwin results from January 1, 2006 through May 18, 2006 in the parent’s December 31, 2006 consolidated tax return. The Alleghany tax sharing agreement requires Darwin to retain tax records, to cooperate with Alleghany in tax matters, and to bear its share of costs of tax return preparation, tax audits and contests, and interest and penalties related to Darwin’s tax liabilities reflected in the Alleghany consolidated income tax return. Also, provided Darwin performed every obligation under the tax sharing agreement, Alleghany agreed to indemnify the Company for any federal income taxes imposed on the Alleghany consolidated group. Alleghany’s 2004 income tax return is currently under examination by the Internal Revenue Service. Alleghany’s 2005 and 2006 income tax returns remain open to examination.

Intangible Assets.  Darwin recognized intangible assets in connection with the acquisitions of DNA, Darwin Select and Vantapro. Darwin accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Management has determined that these intangible assets have an indefinite life.

SFAS No. 142 requires that intangible assets with indefinite useful lives be capitalized and tested for impairment at least annually. An annual assessment is performed by Darwin to evaluate the continued recoverability of the intangible asset balance. The Company did not recognize any impairment of intangibles during fiscal years ended December 31, 2007, 2006, and 2005.

The critical accounting estimates described above should be read in conjunction with Darwin’s other accounting policies as they are described in Note 2 to the December 31, 2007 consolidated financial statements presented in this 10-K. The accounting policies described in Note 2 require Darwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities but do not meet the level of materiality required for a determination that the accounting policy is a critical accounting policy. On an ongoing basis, Darwin evaluates its estimates, including those related to the value of long-lived assets, bad debts, deferred insurance acquisition costs, and contingencies and litigation. Darwin’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Consolidated Results of Operations

The following table sets forth our consolidated results of operations and underwriting results. . The consolidated results of operations give retroactive effect to our reorganization for 2005. All significant inter-company accounts and transactions have been eliminated.

	Year Ended December 31,			% Change	% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	(Dollars in thousands)

Insurance Revenues:
Gross premiums written	$280,283	$246,252	$165,824	13.8%	48.5%
Ceded premiums written	(80,554)	(89,248)	(65,174)	(9.7)%	36.9%

Net premiums written	199,729	157,004	100,650	27.2%	56.0%
Increase in unearned premiums	(18,829)	(24,626)	(15,952)	(23.5)%	54.4%

Net premiums earned	180,900	132,378	84,698	36.7%	56.3%
Net investment income	22,574	16,442	4,920	37.3%	234.2%
Realized investment gains (losses)	(28)	12	(176)	(333.3)%	(106.8)%
Other income	—	—	14	*	(100.0)%

Total revenues	203,446	148,832	89,456	36.7%	66.4%
Costs and Expenses:
Losses and loss adjustment expenses incurred	101,278	88,619	58,606	14.3%	51.2%
Commissions and brokerage expenses	22,618	14,609	9,191	54.8%	58.9%
Other underwriting, acquisition and operating expenses	28,286	21,603	14,574	30.9%	48.2%
Other expenses	5,857	750	1,102	680.9%	(31.9)%

Total costs and expenses	158,039	125,581	83,473	25.8%	50.4%

Earnings before income taxes	45,407	23,251	5,983	95.3%	288.6%
Income tax expense	13,165	7,286	2,276	80.7%	220.1%

Net earnings	$32,242	$15,965	$3,707	102.0%	330.7%

				Change	Change
				2007 vs 2006	2006 vs 2005

Underwriting ratios to net premiums earned:
Loss ratio(1)	56.0%	66.9%	69.2%	(10.9)%	(2.3)%

Commissions and brokerage expense ratio(2)	12.5%	11.1%	10.9%	1.4%	0.2%
Other underwriting, acquisition and operating expense ratio(3)	15.6%	16.3%	17.2%	(0.7)%	(0.9)%

Total expense ratio(4)	28.1%	27.4%	28.1%	0.7%	(0.7)%

Combined ratio(5)	84.1%	94.3%	97.3%	(10.2)%	(3.0)%

Net premiums written/gross premiums written	71.3%	63.8%	60.7%	7.5%	3.1%
Net premiums earned/net premiums written	90.6%	84.3%	84.2%	6.3%	0.1%

*	Denotes not meaningful

(1)	Loss ratio is calculated by dividing total incurred losses and loss adjustment expenses by net premiums earned.

(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.

(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.

(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.

Year-end December 31, 2007 Compared to Year- end December 31, 2006

Net earnings.  Darwin reported net earnings of $32.2 million for the year ended December 31, 2007 compared to $16.0 million for the year ended December 31, 2006, an increase of $16.2 million or 102.0%. The increase in net earnings is primarily due to increases in net premiums earned (which is the portion of net premiums written that is recognized for accounting purposes as income during a period) and net investment income partially offset by an increase in total costs and expenses for 2007 compared to 2006. Darwin reported a combined ratio of 84.1% for the year ended December 31, 2007 compared with a combined ratio of 94.3% for the year ended December 31, 2006. The improvement in combined ratios primarily reflects the favorable development of prior year loss reserves. Darwin recognized approximately $16.2 million in earnings ($10.5 million, net of tax) in 2007 from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation and profit-sharing expenses. For 2006, Darwin recognized approximately $3.2 million ($2.1 million, net of taxes) from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation expenses. Darwin’s net investment income increased to $22.6 million in 2007 compared to $16.4 million in 2006 as a result of an increase in average invested assets.

Gross premiums written.  Gross premiums written were $280.3 million for the year ended December 31, 2007 compared to $246.3 million for the year ended December 31, 2006, an increase of $34.0 million, or 13.8%. The increase in gross premiums written during 2007 compared to 2006 reflects significant growth across most of Darwin’s lines of business. Of the $280.3 million of gross premiums written in 2007, $140.0 million was attributable to E&O business, $100.8 million was attributable to medical malpractice liability business, $38.8 million was attributable to D&O business and $0.7 million was attributable to general liability business.

Our E&O gross premiums written increased by $29.0 million or 26.1% to $140.0 million for the year ended December 31, 2007, compared to $111.0 million for the year ended December 31, 2006. This increase resulted from the writing of new E&O policies of approximately $55.0 million and the renewal of policies for $85.0 million of gross premiums written for the year ended December 31, 2007. New business writings were primarily in our managed care, psychologists, lawyers and insurance agents E&O classes of business. Darwin experienced a decrease in average rate for our E&O business in 2007 of approximately 12.5% when compared to 2006. These decreases in rate were primarily the result of competitive pricing pressures in our managed care, lawyers and insurance agents E&O classes of business.

Our medical malpractice liability premiums increased by $6.2 million or 6.6% to $100.8 million for the year ended December 31, 2007, compared to $94.6 million for the year ended December 31, 2006. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $29.2 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $71.6 million of medical malpractice liability premiums. Due to competitive pricing pressures, Darwin experienced an average decrease in rate for our medical malpractice liability renewal business in 2007 of approximately 10.2% when compared to 2006.

Our D&O gross premiums written decreased by $1.9 million or 4.6% to $38.7 million for the year ended December 31, 2007, compared to $40.6 million for the year ended December 31, 2006. This decrease resulted from competitive pricing pressures. We wrote new policies for D&O gross premiums written of approximately $12.7 million for the year ended December 31, 2007 and we renewed policies for $26.0 million of gross premiums written for the year ended December 31, 2007. Our average premium rate for D&O business renewed in 2007 decreased by 11.9% when compared to 2006.

We began writing GL insurance in July 2007 through our program administrator agreement with Empire Insurance Services, LLC. This program administrator writes GL business for short-line railroads. For the year ended December 31, 2007, we wrote GL written premiums of approximately $0.7 million.

Ceded premiums written.  Ceded premiums written were $80.6 million for the year ended December 31, 2007, compared to $89.2 million for the year ended December 31, 2006, a decrease of $8.6 million or 9.7%. The ratio of ceded premiums written to gross premiums written was 28.7% for the year ended December 31, 2007 compared to 36.2% for the year ended December 31, 2006. Ceded premiums written were reduced in 2007 by $7.6 million due to the favorable adjustments for 2003 through 2006 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2003 through 2006 accident years reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during the 2003 through 2006 accident years. The decrease in ceded premiums written as a percentage of gross premiums written was attributable to the adjustment to ceded premiums described above, the growth in classes of business for which Darwin ceded lesser amounts under our reinsurance contracts and to the restructuring of our reinsurance program for policies written beginning on April 1, 2007. This new reinsurance program utilized less variable rated reinsurance, was at better pricing terms than our expiring programs and will generally reduce the overall cost of reinsurance on each policy.

Net premiums written.  Net premiums written were $199.7 million for the year ended December 31, 2007 compared to $157.0 million for the year ended December 31, 2006, an increase of $42.7 million or 27.2%. The growth in net premiums written is attributable to the growth in gross premiums written and mix of retained business and the reductions to ceded premiums noted above.

Net premiums earned.  Net premiums earned were $180.9 million for the year ended December 31, 2007 compared to $132.4 million for the year ended December 31, 2006, an increase of $48.5 million or 36.7%. The increase in net premiums earned is attributable to the growth in net premiums written across all lines of business as described above. The ratio of net premiums earned to net premiums written was 90.6% for the year ended December 31, 2007 and 84.3% for the year ended December 31, 2006.

Net investment income and realized investment gains (losses).  Net investment income increased to $22.6 million for the year ended December 31, 2007 compared to $16.4 million for the year ended December 31, 2006, an increase of $6.2 million, or 37.3%. This increase in net investment income was the result of an increase of $131.6 million or 38.0% in average invested assets as of December 31, 2007 of $478.2 million compared to average invested assets of $346.6 million at December 31, 2006 primarily due to the growth in our business. The book investment yield, which is the weighted average earnings to maturity on all investments in the portfolio determined at the time of purchase, was 4.59% on investments held at December 31, 2007 as compared to 4.92% on investments held at December 31, 2006. The decrease in book investment yield was primarily attributable to the investment of operating cash flows in mostly lower yielding tax-exempt municipal fixed maturity securities. The tax-equivalent yield, which is the weighted average expected earnings adjusted for any estimated tax savings on investments with such savings for all investments in the portfolio yield determined at the time of purchase, was 5.32% on investments held at December 31, 2007 as compared to 5.53% on investments held at December 31, 2006. Darwin recognized net realized losses of $28 thousand in 2007 compared to $12 thousand of realized gains in 2006.

Losses and LAE incurred.  Losses and LAE incurred was $101.3 million for the year ended December 31, 2007 compared to $88.6 million for the year ended December 31, 2006, an increase of $12.7 million or 14.3%. Losses and LAE incurred increased over the prior year due to the estimated losses on the increased premium volume, offset by actual and anticipated reinsurance recoveries for the losses (including a provision for recoveries on IBNR losses and LAE). The increase in losses and LAE primarily reflects increased net premiums earned. During 2007, Darwin recognized favorable loss development of $13.8 million net of anticipated reinsurance recoveries on the 2003 through 2006 accident years. Darwin’s loss ratio for the year ended December 31, 2007 decreased to 56.0% compared to 66.9% for the year ended December 31, 2006. The decrease in loss ratio for 2007 compared to 2006 was primarily due to adjustments totaling $21.4 million ($13.8 million to net losses incurred and $7.6 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 through 2006 accident years.

Commissions and brokerage expenses.  Commissions and brokerage expenses were $22.6 million for the year ended December 31, 2007 compared to $14.6 million for the year ended December 31, 2006, an increase of $8.0 million or 54.8%. The ratio of commissions and brokerage expenses to net premiums earned increased to 12.5% for the year ended December 31, 2007 from 11.1% for the year ended December 31, 2006. The increase in commissions and brokerage expenses is attributable to growth in net premiums earned as well as the increase in the overall commissions paid as a percentage of net premiums earned. The increase in the commission and brokerage expense ratio for 2007 compared to 2006 is due to changes in mix of business as well as profit sharing expenses associated with certain program administrators whose arrangements allow for participation in the favorable loss development recognized during 2007 and the higher rate for the Capitol Companies policy issuance fee in 2007. For certain of our classes of business, particularly business written for insureds with smaller average premiums and risk profiles, the commission rate was higher. In addition, Darwin raised its commission rates an average of approximately 2.0% on new business during 2007, resulting in higher average commission rates being paid on our overall business. These increases in gross commission and brokerage expense were partially offset by increased ceded commission expense. The ceded commission expense increased to $21.2 million or 15.1% of net premiums earned for 2007 from $14.0 million or 12.2% of net premiums earned for 2006, an increase of $7.2 million or 51.4%. The increase in ceded commission expenses was due to increased earned ceded premiums and restructuring certain reinsurance agreements to increase the premiums subject to ceding commissions and higher ceding commission rates.

Other underwriting, acquisition and operating expenses.  Other underwriting, acquisition and operating expenses were $28.3 million for the year ended December 31, 2007 compared to $21.6 million for the year ended December 31, 2006, an increase of $6.7 million or 30.9%. This increase is primarily attributable to an increase in personnel costs incurred to support the growth in premiums and general expenses incurred in connection with the expansion of our business. The ratio of other underwriting, acquisition and operating expenses to premiums earned decreased to 15.6% in 2007 from 16.3% in 2006 as earned premiums grew at a faster pace than our expenses.

Darwin’s total expense ratio increased to 28.1% for the year ended December 31, 2007 compared to 27.4% for the year ended December 31, 2006. The increase is attributable to an increase in commission expenses incurred, as well as personnel costs incurred to support the growth in premiums and general expenses incurred in connection with the expansion of our business. Growth in our business has been at a greater rate than our operating expenses, which has allowed us to spread our other underwriting, acquisition and operating expenses over a larger premium base.

Other expenses.  Other expenses incurred were $5.9 million for the year ended December 31, 2007 compared to $0.8 million for the year ended December 31, 2006, an increase of $5.1 million. These expenses were primarily attributable to Darwin’s long-term incentive plan which is based on net underwriting profitability. The increase in

2007 compared to 2006 is primarily due to the more favorable underwriting results primarily attributable to the favorable loss development recognized in 2007, as noted above.

Income tax expense.  Income tax expense incurred was $13.2 million for the year ended December 31, 2007 compared to $7.3 million for the year ended December 31, 2006, an increase of $5.9 million. The increase was due to the increased profitability for the year ended December 31, 2007 compared to the year ended December 31, 2006, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 29.0% for the year ended December 31, 2007 from 31.3% for the year ended December 31, 2006. The decrease in the effective tax rates was attributable primarily to an increase in the portion of net investment income received on tax-exempt municipal securities.

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

Our E&O gross premiums written increased by $52.2 million to $111.1 million for the year ended December 31, 2006, compared to $58.9 million for the year ended December 31, 2005. This increase resulted from the writing of new E&O policies for approximately $65.2 million and the renewal of policies for $45.9 million of gross premiums written for the year ended December 31, 2006. New business writings were primarily in our managed care, public officials, lawyers and insurance agents E&O classes of business. Darwin experienced a weighted average rate decrease for our E&O business in 2006 of approximately 8.4% when compared to 2005. These decreases in rate were primarily the result of competitive pricing pressures in our managed care, lawyers and insurance agents E&O classes of business.

Our medical malpractice liability premiums increased by $20.6 million to $94.6 million for the year ended December 31, 2006, compared to $74.0 million for the year ended December 31, 2005. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $53.1 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $41.5 million of medical malpractice liability premiums. Darwin experienced a weighted average decrease in rate for our medical malpractice liability renewal business in 2006 of approximately 3.2% when compared to 2005.

Our D&O gross premiums written increased by $7.7 million to $40.6 million for the year ended December 31, 2006, compared to $32.9 million for the year ended December 31, 2005. This increase resulted from the writing of new policies for D&O gross premiums written of approximately $21.0 million, primarily for publicly-held companies with market capitalizations of less than $2 billion, and the renewal of policies for $19.6 million of gross premiums written for the year ended December 31, 2006. Our weighted average premium rate for D&O business renewed in 2006 decreased by 1.5% when compared to 2005.

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

Net premiums earned.  Net premiums earned were $132.4 million for the year ended December 31, 2006 compared to $84.7 million for the year ended December 31, 2005, an increase of $47.7 million or 56.3%. The increase in net premiums earned is attributable to the growth in net premiums written across the lines of business as described above. The ratio of net premiums earned to net premiums written was 84.3% for the year ended December 31, 2006 and 84.2% for the year ended December 31, 2005.

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

Losses and LAE incurred.  Losses and LAE incurred was $88.6 million for the year ended December 31, 2006 compared to $58.6 million for the year ended December 31, 2005, an increase of $30.0 million or 51.2%. Losses and LAE incurred increased over the prior year due to the estimated losses on the increased premium volume in 2006 compared to 2005, offset by actual and anticipated reinsurance recoveries for the losses (including a provision for recoveries on IBNR losses and LAE). The increase in losses and LAE incurred primarily reflects increased net premiums earned across all of our lines of business. For the year ended December 31, 2006, Darwin recognized favorable loss development of $2.3 million net of anticipated reinsurance recoveries on accident years 2003 and 2004. Darwin’s loss ratio for the year ended December 31, 2006 decreased to 66.9% compared to 69.2% for the year ended December 31, 2005. The decrease in loss ratio for the year ended December 31, 2006 compared to the same period in 2005 was primarily due to the adjustments totaling $4.0 million ($2.3 million to net losses incurred and $1.7 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 and 2004 accident years. Additionally, Darwin recognized $0.9 million for the year-end December 31, 2006 due to the change in estimate of ULAE.

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

Other expenses.  Other expenses incurred were $0.8 million for the year ended December 31, 2006 compared to $1.1 million for the year ended December 31, 2005, a decrease of $0.3 million or 31.9%. These expenses were primarily attributable to Darwin’s Long-Term Incentive Plan (“LTIP”). The decrease for the year ended December 31, 2006 compared the year ended December 31, 2005 is due to a change in the formula for the calculation of the long-term incentive compensation payable to certain key employees. Effective January 1, 2006, the long-term incentive plan was changed to introduce a net underwriting profitability hurdle rate and imputed investment income was no longer credited to participants.

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

Liquidity and Capital Resources

DPUI Only

General.  DPUI is the ultimate parent of Darwin Group, DNA, Darwin Select, Vantapro, Evolution and AMS. Until December 31, 2007, DPUI provided underwriting, claims, management, and administrative services to DNA and Darwin Select under a Service Agreement in exchange for management fees. The management fees were determined based upon agreements between DPUI and each of DNA and Darwin Select, which have been filed with and approved by the insurance departments responsible for regulatory oversight of each of such insurance companies. These agreements provided for payments to DPUI at a rate equal to 32.0% of gross premiums written on business produced by DPUI and written on the policy of the relevant insurance company or, if lower, in an allocable amount based upon the total operating expense actually incurred by DPUI. Additional payment to DPUI was due upon the achievement of profitability levels that would trigger a payout under our LTIP. On December 31, 2007, the agreement was terminated and the underwriting, claims, management, administrative services, and related staff were transferred to DNA. DPUI continues to bear the direct expenses incurred in connection with being a holding company and to be an agent for the insurance companies. These include expenses associated with owning the fixed assets and leasing real property that are used by the insurance companies. DPUI and DNA have agreed in principle to the execution of a Cost Sharing Agreement under which DPUI will charge back to DNA and to its other direct subsidiary, Evolution, each subsidiary’s allocable share of the corporate expenses, rent and the tangible assets and software.

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

DNA is domiciled in Delaware. Under Delaware law, DNA may not pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Delaware (“Delaware Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, DNA must provide notice to the Delaware Commissioner of all dividends and other distributions to stockholders within five business days after declaration and at least ten days prior to payment. As of December 31, 2007, DNA could pay approximately $32.2 million in dividends to DPUI without prior approval of the Commissioner. Since DNA operated at a statutory loss in 2005 and had no earned surplus, no ordinary dividend distribution could be paid by DNA to DPUI in 2006. DNA received approval on February 28, 2007 from the Delaware Insurance Department to pay DPUI a dividend of $3.5 million, which was paid to DPUI in March 2007.

Darwin Select is domiciled in Arkansas. Under Arkansas law, Darwin Select may not pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Arkansas (“Arkansas Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, Darwin Select must provide notice to the Arkansas Commissioner of all dividends and other distributions to stockholders within five business days after the declaration thereof and at least ten days prior to the payment. As of December 31, 2007, Darwin Select could pay approximately $4.6 million in dividends to DNA without prior approval of the Commissioner. Darwin Select did not pay any dividends in 2007 and 2006.

Vantapro is domiciled in Illinois. Vantapro has filed an application to redomesticate to Arkansas. Since Vantapro has minimum capital and earned surplus at December 31, 2007 of $7 thousand, no ordinary dividend distribution may be paid by Vantapro to DNA in 2008 without prior approval from the Insurance Commissioner.

Credit Agreements.  In March 2007, the Company entered into a three-year secured credit agreement with a bank syndicate (Credit Agreement), which provides commitments for revolving credit loans in an aggregate principal amount of up to $25.0 million. The loan is secured by the common stock of DNA. Borrowing under the Credit Agreement is intended to be used for general corporate purposes and for strategic merger and acquisition purposes. The cost of funds drawn down is at an annual interest rate of LIBOR plus 112.5 basis points. The Credit Agreement also has a commitment fee of 0.25% per annum for any unused amount of the aggregate principal amount.

In December 2007, the Company borrowed $5.0 million under the Credit Agreement at an interest rate of 5.47%. The Company incurred interest expense of $3 thousand, commitment fees of $44 thousand and credit facility origination expenses of $32 thousand in 2007 relating to the Credit Agreement. The Credit Agreement contains certain covenants requiring the Company to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0, a covenant limiting the Company’s debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. The Company must also have a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. At December 31, 2007, the Company was in full compliance with the Credit Agreement’s requirements and restrictions.

Darwin Consolidated Financial Position

Capital Resources.  Total stockholders’ equity increased to $254.2 million as of December 31, 2007 from $217.9 million as of December 31, 2006, an increase of $36.3 million or 16.7%. The increase was primarily due to the net income for the year ended December 31, 2007 of $32.2 million, $2.6 million of unrealized gains after taxes on fixed securities, and $1.5 million of stock-based compensation, excess tax benefits on shares vested and proceeds on options exercised during the period. Total stockholders’ equity increased to $217.9 million as of December 31, 2006 from $197.4 million as of December 31, 2005, an increase of $20.5 million or 10.4%. The increase was primarily due to the net income for the year ended December 31, 2006 of $16.0 million, $1.0 million of unrealized gains after taxes on fixed securities, and $1.3 million of stock-based compensation and the corresponding tax benefits on shares vested during the period.

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

Book Value Per Common Share.  As of December 31, 2007, DPUI’s book value per common share was $14.93 per share and the tangible book value per common share was $14.49 per share. This compares to the book value per common share of $12.78 per share and the tangible book value per common share of $12.35 per share as of December 31, 2006. Tangible book value per common share is determined by dividing our tangible book value (total assets excluding intangible assets less total liabilities) by the number of our common shares outstanding on the date that the book value is determined. The Company believes that the change in book value per share and tangible book value per common share over time are important indicators as to the long-term common share value of the Company.

Cash Flows.  We have three primary types of cash flows: (1) cash flows from operating activities, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) cash flows from investing activities related to the purchase, sale and maturity of investments, and (3) cash flows from financing activities that impact our capital structure, such as capital contributions, borrowing under the Credit Agreement and changes in paid-in capital and shares outstanding.

For the year ended December 31, 2007, there was a net decrease in cash of $19.4 million as the Company invested excess cash in equities, fixed income securities, and short-term investments. Cash flow from operating activities increased in 2007 to $127.4 million compared to $108.3 million in 2006, due primarily to an increase in premium volume and limited paid loss activity on current and prior accident years. Cash flows used in investing activities increased to $152.1 million in 2007 as compared to $91.9 million in 2006 primarily due to the fact that in 2007 a greater amount of cash flows generated from operations and available cash balances were invested in our investment portfolio. Cash flows from financing activities increased during 2007 to $5.3 million for 2007 compared to 0.3 million for 2006. The 2007 amount was due to the borrowing of $5.0 million under the credit facility in December 2007 and to $0.3 million in excess tax benefit on vesting restricted shares and proceeds from stock options exercised.

The following table summarizes these cash flows for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Cash flows from operating activities	$127,358	$108,283
Cash flows used in investing activities	(152,077)	(91,967)
Cash flows from financing activities	5,315	302

Net increase (decrease) in cash	$(19,404)	$16,618

Net paid losses and loss adjustment expenses	$16,716	$8,503

Investment Securities.  At December 31, 2007, we had cash, short-term investments and other investments of $564.4 million, including cash, short-term investments and fixed maturities due within one year of approximately $120.6 million and fixed maturities of $114.2 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represented 21.4% of Darwin’s total investment portfolio and cash balances at December 31, 2007. This compares to December 31, 2006, when we had cash, short-term investments and other investments of $426.3 million, including cash, short-term investments and fixed maturities due within one year of approximately $103.5 million and fixed maturities of $67.6 million maturing within one to five years. Total cash, short-term investments and fixed maturities due within one year represented 24.3% of Darwin’s total investment portfolio and cash balances at December 31, 2006.

Contractual Obligations.  We have certain obligations to make future payments under contracts and commitments. At December 31, 2007, certain long-term aggregate contractual obligations and commitments were as follows:

			More Than	More Than
			1 Year But	3 Years But	More Than
Contractual Obligations	Total	Within 1 Year	Within 3 Years	Within 5 Years	5 Years
	(Dollars in thousands)

Operating lease obligations	$3,664	$1,036	$2,199	$429	$—
Other long-term liabilities reflected on consolidated balance sheet under GAAP(1)	8,245	2,473	4,520	1,188	64
Debt	5,000	—	5,000	—	—
Loss and LAE reserves	387,865	100,680	187,610	38,829	60,746

Total	$404,774	$104,189	$199,329	$40,446	$60,810

(1)	Other long-term liabilities primarily reflect Darwin’s LTIP obligations.

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

Investments.  We utilize a third-party investment manager, General Re-New England Asset Management, to manage our investments. We have provided our investment manager with investment guidelines and the Finance and Investment Committee of our Board of Directors reviews our investment performance and the investment manager’s compliance with our investment guidelines on a quarterly basis. We believe that we have a conservative approach to our investment and capital management strategy with an objective of providing a stable source of income and preserving capital to offset underwriting risk. We maintain an investment portfolio representing funds that have not yet been paid out as claims, as well as the capital we hold for our stockholders. As of December 31, 2007, our investment portfolio had a fair value of $556.9 million, an increase of $157.5 million over the December 31, 2006 investment portfolio fair value of $399.4 million. The increase in invested assets at December 31, 2007 when compared to December 31, 2006 was primarily due to cash flows from operations, investing excess cash balances, invested income, and unrealized gains. Our investment portfolio consists of preferred stocks, long-term fixed income and short-term investment securities. We are currently moving forward with plans for diversifying our portfolio to include some classes of common equity for a small percentage of the Company’s total portfolio holdings.

The following table presents the dollar and percentage distributions of investments as of December 31, 2007 and December 31, 2006:

	December 31, 2007		December 31, 2006
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)

Equity securities:
Preferred stock	$3,680	0.7%	$—	—

Fixed maturities securities:
U.S. Government and government agencies	41,359	7.4%	22,239	5.6%
State and municipal	219,533	39.4%	129,743	32.5%
Mortgage/asset-backed securities	126,124	22.7%	106,615	26.7%
Corporate and other	58,645	10.5%	71,249	17.8%

Total fixed maturities	445,661	80.0%	329,846	82.6%
Short term investments	107,597	19.3%	69,537	17.4%

Total investments	$556,938	100.0%	$399,383	100.0%

The following table presents the book and tax-equivalent yield on all investments as of December 31, 2007 and December 31, 2006:

	At December 31,
	2007	2006

Book yield on all investments	4.59%	4.92%

Tax-equivalent yield on all investments	5.32%	5.53%

The decrease in the investment yields from December 31, 2006 to December 31, 2007 was primarily due to lower interest rates. The five-year treasury yield rate decreased 125 basis points to a rate of 3.45% as of December 31, 2007 from a rate of 4.70% as of December 31, 2006.

The table below compares returns on our total investments to a comparable public index. While there is no directly comparable index to our portfolio, the Lehman Intermediate Aggregate Bond Index is a widely used industry benchmark. Both our performance and the indices include changes in unrealized gains and losses. While the broader Lehman index benefited from investors transferring money into treasuries which have experienced an increased yield in response to the volatility in the credit markets, Darwin’s investment portfolio is more heavily weighted towards municipal securities which have not experienced the positive impact.

	For the Year Ended
	December 31,
	2007	2006

Return on total investments	6.24%	5.72%

Lehman Intermediate Aggregate Bond Index	7.02%	4.58%

The book yield on all investments is the weighted average earnings to maturity on all investments in the portfolio determined at the time of purchase. Tax-equivalent yield on all investments is the weighted average expected earnings adjusted for any estimated tax savings. The tax-equivalent yield on each investment in the portfolio is determined at the time of purchase. Total return on investments is the change in market value and accrued interest, adjusted for time weighted cash inflows and outflows, divided by the beginning market value and accrued interest plus the sum of the weighted cash flows for the period. The total return on investment is the modified Dietz method required by the Global Investment Performance Standard handbook. The Company believes book yield, tax-equivalent yield and total return on investments are important indicators for investors to measure and compare the performance of the Company’s investments.

Our fixed-income portfolio is invested in investment grade bonds. The National Association of Insurance Commissioners (NAIC) assigns ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our fixed income portfolio by independent rating agency and comparable NAIC designations as of December 31, 2007 and December 31, 2006:

		December 31,		December 31,
Financial		2007		2006
Strength	NAIC	Fair	%	Fair	%
Ratings (1)	Designation	Value	Total	Value	Total
	(Dollars in thousands)

AAA	1	$334,787	75.2%	$233,228	70.7%
AA+	1	25,543	5.7%	11,603	3.5%
AA	1	26,584	6.0%	21,278	6.5%
AA−	1	12,539	2.8%	10,180	3.1%
A+	1	8,043	1.8%	13,379	4.0%
A	1	19,185	4.3%	18,865	5.7%
A−	1	11,528	2.6%	17,403	5.3%
BBB+	2	5,972	1.3%	3,415	1.0%
BBB	2	1,480	0.3%	495	0.2%

Total fixed maturities		$445,661	100.0%	$329,846	100.0%

(1)	Ratings are the lowest rating assigned by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., or Moody’s Investors Service. Where a rating is not available from either rating agency, ratings are determined by other independent sources.

The maturity distribution of fixed income securities held as of December 31, 2007 and December 31, 2006 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31,		At December 31,
	2007		2006
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)

Due in one year or less	$5,507	1.2%	$7,106	2.2%
Due after one year through five years	114,152	25.6%	67,565	20.5%
Due after five years through ten years	77,578	17.4%	32,003	9.7%
Due after ten years	122,300	27.5%	116,557	35.3%
Mortgage backed securities	126,124	28.3%	106,615	32.3%

Total fixed maturities	$445,661	100.0%	$329,846	100.0%

As of December 31, 2007, the average option adjusted duration of our fixed-income portfolio was 3.90 years compared to 3.99 years as of December 31, 2006. The concept of average option adjusted duration takes into consideration the probability of having the various option features associated with many of the fixed-income investments we hold exercised. Fixed maturity securities are frequently issued with call provisions which provide the option of adjusting the maturity of the security at the option of the issuer. In 2007, the duration decreased slightly due to declining interest rates leading to a slight reduction in the mortgage-back securities’ average life.

Impairments of Investment Securities

We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position and for fixed maturity securities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the underlying financial strength of the issuer of the security and specific prospects for the issuer as well as our intent to hold the security until recovery.

An investment in a preferred equity or fixed maturity security which is available for sale is impaired if its fair value falls below its cost or amortized cost, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes a current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery. As of December 31, 2007, Darwin did not own any fixed maturity or equity securities which were considered to be impaired.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2007.

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of investment	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)

Equities:
Preferred stock	$3,680	$(320)	$—	$—	$3,680	$(320)

Fixed maturities:
U.S. Government bonds	1,390	(1)	1,008	(1)	2,398	(2)
State and municipal bonds	11,336	(83)	5,055	(22)	16,391	(105)
Mortgage/asset-backed securities	34,331	(345)	6,171	(104)	40,502	(449)
Corporate bonds and notes	6,571	(102)	2,987	(47)	9,558	(149)

Total fixed maturities	53,628	(531)	15,221	(174)	68,849	(705)

Total equities and fixed maturies	$57,308	$(851)	$15,221	$(174)	$72,529	$(1,025)

The unrealized losses on preferred stock and fixed maturity securities are primarily interest rate related. The Company’s unrealized loss increased $0.2 million to $1.0 million from December 31, 2006 to December 31, 2007. Each of the securities with an unrealized loss at December 31, 2007 has a fair value that is greater than 92.0% of its amortized cost, with the exception of one security which was valued at 87.7% of cost due largely to concerns over a bond insurer’s rating. With the exception of this one security, the remaining 16 securities have been in an unrealized loss position for longer than 12 month and have a fair value that is greater than 97.7% of its amortized cost. None of the preferred stock or fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled dividend, principal or interest payment, and none is rated below investment grade. As of January 31, 2008, 8 of these securities have recovered their unrealized losses and are trading in excess of their cost basis. Of the remaining securities, all but two of the securities have shown improvement in the fair market value since December 31, 2007 and are paying interest currently and we remain comfortable with the credit quality of the issuer. Based on management’s review of the factors above, no securities are considered to be other-than-temporarily impaired.

Given recent rating agency actions on sub-prime securities, we performed additional procedures to review for any impairment on our mortgage/asset-backed securities that are classified as sub-prime mortgage obligations. As of December 31, 2007, we held sub-prime fixed income securities totaling $1.3 million. All of these securities (4 in total) are currently rated AAA and none is currently under watch by a major rating agency. The remaining average life of each of these securities is less than 3 months and all are currently paying down their balances. The total unrealized loss on these securities as of December 31, 2007 was approximately $8 thousand. In addition to the sub-prime mortgage obligations, we hold $8.5 million of Alt-A mortgage obligations, commonly known as low documentation mortgages, which have historically had lower default rates than sub-prime mortgages. Similar to the sub-prime mortgage obligations, all of these securities (7 in total) are currently rated AAA, have a remaining average life of less than 1.8 years (except one with a remaining average life of 5.1 years) and have total unrealized losses as of December 31, 2007 of less than $22 thousand. As such, we do not believe we have any other-than-temporarily impaired fixed income securities classified as “sub-prime” or Alt-A mortgage obligations.

Certain asset-backed and municipal securities held by Darwin are backed by a financial guarantee insurance policy from a mono-line insurance guarantor (“mono-lines”) to strengthen the overall credit quality of the security. These mono-lines have historically been rated at the highest credit quality ratings from the major rating agencies (Standard & Poors’, Moody’s and Fitch). Recent volatility in the credit market, particularly related to the sub-prime credit market, has caused large losses for these mono-lines, reduced their capital and put their credit ratings at risk. Several have been downgraded and/or are on a negative credit watch by the major rating agencies. When a security is backed by a mono-line insurance company guarantee, and that mono-line has a credit rating higher than the underlying credit rating of the issuer, it may trade at a price higher than it would if there was no guarantee. A subsequent downgrade of that mono-line insurance carrier’s credit rating could have an adverse impact on the fair market value of the securities that are backed by that mono-line carrier’s insurance guarantee.

When acquiring fixed income securities that are backed by a financial guarantee insurance policy, Darwin’s investment philosophy is to evaluate the credit quality of the underlying issuer assuming that no insurance guarantee is in place and purchase those securities based upon the assumption that no insurance policy would be available to make payment on the securities.

Darwin’s fixed income securities portfolio currently includes approximately $124.3 million, or 22.3% of Darwin’s total investments, in securities that are backed by mono-line insurance companies that have been, or could be, negatively impacted by the credit markets. Based on a review by our investment managers of these underlying securities which are presented in the table below, we have determined that the average credit quality of the underlying securities is AA−. Furthermore, since purchased by Darwin, these securities are currently in a $1.3 million unrealized gain position. Based on these facts, we have determined that no impairment adjustment is necessary for these securities.

					Market
					Value of
				Rating of	Underlying
	Rating of Insurance Company*			Underlying	Securities	Gain/Loss
	S&P	Moody’s	Fitch	Security	at 12/31/07	at 12/31/07

AMBAC Financial Group	AA**	Aa2**	AA**	AA−	$22,631	$366
FGIC Corporation	BBB**	Ba1**	AA**	AA	25,957	145
Financial Security Assurance, Inc.	AAA	Aaa	AAA	AA−	43,603	598
MBIA, Inc.	AA−	Aa3**	AA**	AA−	30,069	223
XL Capital, LTD.	A−	Baa1	A	A+	2,134	12

Subtotal				AA−	124,394	1,344

Total Investments					$556,938	$3,630

% of Total Investments					22.3%	37.0%

*	Credit rating as of February 27, 2008.

**	Credit rating is currently on an agency watchlist with potential negative implications.

Recent Accounting Standards

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

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Darwin does not anticipate that this Statement will have a material impact on the Company’s results of operations or financial condition.

In December 2007, FASB Statement No. 141 (revised 2007), Business Combinations was issued. The Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. This Statement is effective for the first annual reporting period beginning after December 15, 2008. Darwin will adopt the statement for all business combinations initiated after December 31, 2008.

In December 2007, FASB Statement 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) was issued. SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. We will adopt SFAS 160 for all business combinations initiated after December 31, 2008.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined for purposes of the SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices that results from factors, such as changes in interest rates, foreign currency exchange rates and commodity prices. The primary risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. Our investment portfolios may contain, from time to time, debt securities with fixed maturities that are exposed to both risk related to adverse changes in interest rates and/or individual credit exposure changes, as well as equity securities which are subject to fluctuations in market value. Darwin has made one preferred stock investment to date and holds its debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be reflected in Darwin’s accumulated other comprehensive income as a component of stockholders’ equity.

The table below presents a sensitivity analysis of the debt securities of Darwin that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we measure the potential change of +/− 100, +/− 200, and +/− 300 basis point range of change in interest rates to determine the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2007 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. The sensitivity analysis is based on estimates. The estimated changes presented below and actual changes to the portfolio for interest rate shifts could significantly differ.

Sensitivity Analysis at
At December 31, 2007

Interest Rate Shifts (in basis points)	−300	−200	−100	0	100	200	300

Fixed Maturities Securities
Portfolio value	$509,391	$487,866	$466,830	$445,661	$424,180	$403,679	$381,931
Change	63,730	42,205	21,169	—	(21,481)	(41,982)	(63,730)
% Change	14.30%	9.47%	4.75%	0.00%	(4.82)%	(9.42)%	(14.30)%

Item 8.	Financial Statements and Supplementary Data.

The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements for external purposes.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K Report has also audited the effectiveness of our internal control over financial reporting. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Change in Internal Control over Financial Reporting

During the third quarter of 2006, the Company created and staffed its own internal audit function, reporting directly to the Audit Committee of the Board of Directors, which is expected to plan and perform a number of the internal audits previously performed by Alleghany’s internal audit staff. In connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act (the “Rules”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that other than as stated in the immediately preceding sentence, there was no change in the Company’s internal control over financial reporting (as that term is defined in the Rules) that occurred during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

NYSE CEO Certification

On April 3, 2007, we filed with the NYSE the certification of our President and Chief Executive Officer, under Rule 5.3(m) of the NYSE Bylaws, which certified that he was not then aware of any violation by us of the NYSE corporate governance listing standards.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant.

The information called for by this Item and not provided herein will be contained in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which the Company intends to file by or before April 29, 2008, the 120th day following the end of the Company’s fiscal year ended December 31, 2007, and such information is incorporated by reference.

In May 2006, the Company adopted a Code of Business Conduct and Ethics that applies to our executive officers, including our Chief Executive Officer and Chief Financial Officer. A copy of the Code of Business Conduct and Ethics is filed as an Exhibit to this Annual Report on Form 10-K. The Code of Business Conduct and Ethics is posted on the Company’s website at www.darwinpro.com under the Investor Relations tab, and a copy may also be obtained, free of charge, upon request mailed to our corporate Secretary.

ITEM 11.	Executive Compensation.

The information called for by this item will be contained in the Company’s Proxy Statement, which the Company intends to file on or before April 29, 2008, the 120th day following the end of the Company’s fiscal year ended December 31, 2007 and such information is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item will be contained in the Company’s 2008 Proxy Statement, which the Company intends to file on or before April 29, 2008, the 120th day following the end of the Company’s fiscal year ended December 31, 2007 and such information is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence.

The information called for by this item will be contained in the Company’s 2008 Proxy Statement, which the Company intends to file on or before April 29, 2008, the 120th day following the end of the Company’s fiscal year ended December 31, 2007 and such information is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services.

The information called for by this item will be contained in the Company’s 2008 Proxy Statement, which the Company intends to file on or before April 29, 2008, the 120th day following the end of the Company’s fiscal year ended December 31, 2007 and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

The following documents are filed as part of this report:

(a) Financial Statements and Schedules:  The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Annual Report on Form 10-K.

(b) Exhibits:  The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARWIN PROFESSIONAL UNDERWRITERS, INC. (Registrant)

By	/s/ Stephen J. Sills,
Stephen J. Sills,
President

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
R. Bruce Albro
Director

Date: February 28, 2008

By	/s/ Phillip N. Ben-Zvi
Phillip N. Ben-Zvi
Director

Date: February 28, 2008

By	/s/ Christopher K. Dalrymple
Christopher K. Dalrymple
Director

Date: February 28, 2008

By	/s/ Michael E. Hanrahan
Michael E. Hanrahan
Corporate Controller
(Principal Accounting Officer)

Date: February 28, 2008

By
/s/  Weston M. Hicks
Weston M. Hicks
Director

Date: February 28, 2008

By	/s/ William C. Popik
William C. Popik
Director

Date: February 28, 2008

By	/s/ George M. Reider, Jr.
George M. Reider, Jr.
Director

Date: February 28, 2008

By	/s/ John L. Sennott, Jr.
John L. Sennott, Jr.
Senior Vice President and Director
(Principal Financial Officer)

Date: February 28, 2008

By	/s/ Stephen J. Sills
Stephen J. Sills
President and Director
(Principal Executive Officer)

Date: February 28, 2008

By	/s/ James P. Slattery
James P. Slattery
Director

Date: February 28, 2008

By	/s/ Irving B. Yoskowitz
Irving B. Yoskowitz
Director

Date: February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darwin Professional Underwriters, Inc.:

We have audited the accompanying consolidated balance sheets of Darwin Professional Underwriters, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Darwin Professional Underwriters, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Darwin Professional Underwriters, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Hartford, Connecticut
February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Darwin Professional Underwriters, Inc.:

We have audited Darwin Professional Underwriters, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting contained in Item 9A, Controls and Procedures, of the Company’s 2007 Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Darwin Professional Underwriters, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Darwin Professional Underwriters, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

Hartford, Connecticut
February 25, 2008

Darwin Professional Underwriters, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands, except per share amounts)

ASSETS:
Available for sale securities, at fair value:
Equity securities (cost: 2007, $4,000)	$3,680	$—
Fixed maturities (amortized cost: 2007, $439,748; 2006, $328,201)	445,661	329,846
Short-term investments, at cost which approximates fair value	107,597	69,537

Total investments	556,938	399,383

Cash	7,469	26,873
Premiums receivable (net of allowance for doubtful accounts of $75 as of December 31, 2007 and 2006)	30,986	31,094
Reinsurance recoverable on paid and unpaid losses	136,370	96,371
Ceded unearned reinsurance premiums	43,244	44,742
Deferred insurance acquisition costs	13,814	12,724
Property and equipment at cost, less accumulated depreciation	1,783	1,895
Intangible assets	7,455	7,306
Net deferred income tax asset	13,546	8,720
Other assets	15,530	6,156

Total assets	$827,135	$635,264

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Loss and loss adjustment expense reserves	$387,865	$263,549
Unearned premium reserves	141,126	123,796
Reinsurance payable	20,999	21,385
Debt	5,000	—
Current income taxes payable	1,155	865
Accrued expenses and other liabilities	16,817	7,819

Total liabilities	572,962	417,414
Commitments and Contingencies (Note 24)
Stockholders’ equity (Notes 1(b), 11, and 12):
Common stock; $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 17,025,501 shares at December 31, 2007 and 17,047,222 shares at December 31, 2006	170	170
Additional paid-in capital	204,583	203,095
Retained earnings	45,790	13,548
Accumulated other comprehensive income	3,630	1,037

Total stockholders’ equity	254,173	217,850

Total liabilities and stockholders’ equity	$827,135	$635,264

See accompanying notes to consolidated financial statements.

Darwin Professional Underwriters, Inc. and Subsidiaries

Consolidated Statements of Operations
For the years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Revenues:
Net premiums earned	$180,900	$132,378	$84,698
Net investment income	22,574	16,442	4,920
Net realized investment gains (losses)	(28)	12	(176)
Other income	—	—	14

Total revenues	203,446	148,832	89,456

Costs and expenses:
Losses and loss adjustment expenses	101,278	88,619	58,606
Commissions and brokerage expenses	22,618	14,609	9,191
Other underwriting, acquisition and operating expenses	28,286	21,603	14,574
Other expenses	5,857	750	1,102

Total costs and expenses	158,039	125,581	83,473

Earnings before income taxes	45,407	23,251	5,983

Income tax expense	13,165	7,286	2,276

Net earnings	$32,242	$15,965	$3,707

Basic earnings per share:
Net earnings per share	$1.96	$1.38	$0.56

Weighted average shares outstanding	16,424,448	9,770,268	6,600,000

Diluted earnings per share:
Net earnings per share	$1.89	$0.95	$0.46

Weighted average shares outstanding	17,071,505	16,785,721	8,119,370

See accompanying notes to consolidated financial statements.

Darwin Professional Underwriters, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and
Comprehensive Income (Loss)
For the years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in thousands)

Common stock:
Balance at beginning of year	$170	$81	$81
Exchange of common stock for Series A Preferred Stock	—	(66)	—
Issuance of common stock	—	60	—
Conversion of Series B Preferred Stock	—	94	—
Issuance of restricted common stock	1	1	—
Forfeiture of restricted common stock	(1)	—	—

Balance at end of year	$170	$170	$81

Additional paid-in capital:
Balance at beginning of year	$203,095	$195,950	$35,710
Capital contributions	—	—	160,240
Exchange of common stock for Series A Preferred Stock	—	66	—
Contribution of Darwin Group, Inc. in exchange for Series B Convertible Preferred Stock	—	(195,992)	—
Issuance of common stock, net of issuance costs	—	86,228	—
Conversion of Series B Preferred Stock	—	115,558	—
Stock-based compensation	1,173	984	—
Tax benefit on stock compensation plans	291	302	—
Proceeds from exercise of stock options	24	—	—
Issuance of restricted common stock	(1)	(1)	—
Forfeiture of restricted common stock	1	—	—

Balance at end of year	204,583	203,095	195,950

Retained earnings (deficit):
Balance at beginning of year	$13,548	$1,425	$(2,282)
Exchange of common stock for Series A Preferred Stock	—	(191)	—
Contribution of Darwin Group, Inc. in exchange for Series B Convertible Preferred Stock	—	(1,186)	—
Series C Preferred Stock dividend	—	(2,465)	—
Net earnings	32,242	15,965	3,707

Balance at end of year	$45,790	$13,548	$1,425

Accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss) at beginning of year	$1,037	$(39)	$(7)
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax	2,593	1,076	(32)

Other comprehensive income (loss)	2,593	1,076	(32)

Accumulated other comprehensive income (loss) at end of year	$3,630	$1,037	$(39)

Total stockholders’ equity at December 31,	$254,173	$217,850	$197,417

Comprehensive income (loss):
Net earnings	$32,242	$15,965	$3,707
Other comprehensive income (loss)	2,593	1,076	(32)

Total comprehensive income	$34,835	$17,041	$3,675

See accompanying notes to consolidated financial statements.

Darwin Professional Underwriters, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in thousands)

Cash flows provided by (used for) operating activities:
Net earnings	$32,242	$15,965	$3,707
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred insurance acquisition costs	(27,846)	(20,724)	(13,730)
Amortization of insurance acquisition costs	26,756	15,603	12,087
Deferred income taxes	(6,181)	(3,050)	(3,551)
Depreciation and amortization	670	601	422
Net realized investment losses (gains)	28	(12)	176
Stock-based compensation	1,173	984	—
Gain on the sale of fixed assets	—	—	(14)
Amortization of investment discounts and premiums	(2,426)	(3,883)	(1,601)
Change in:
Premiums receivable	108	(9,004)	(8,323)
Reinsurance recoverable on paid and unpaid losses	(39,550)	(45,111)	(35,688)
Ceded unearned reinsurance premiums	1,498	(10,889)	(18,055)
Current income taxes payable/receivable	292	1,148	(1,638)
Other assets	(9,215)	(4,035)	2,105
Loss and loss adjustment expense reserves	123,867	125,145	91,197
Unearned premium reserves	17,330	35,516	34,006
Reinsurance payable	(386)	10,465	3,908
Accrued expenses and other liabilities	8,998	(436)	4,057

Net cash provided by operating activities	127,358	108,283	69,065
Cash flows provided by (used for) investing activities:
Proceeds from sales of available-for-sale securities	120,332	21,688	11,490
Maturities of available-for-sale securities	38,960	12,687	15,989
Purchases of available-for-sale securities	(269,451)	(242,320)	(80,484)
Purchases of equity securities	(4,000)	—	—
Net sales (purchases) of short-term investments	(34,074)	119,023	(146,452)
Due (from) to brokers for unsettled trades	(130)	(2,216)	2,216
Purchases of fixed assets	(558)	(616)	(1,292)
Proceeds from sales of fixed assets	—	—	26
Acquisition of insurance companies, net of cash acquired	(3,156)	(213)	(25,575)

Net cash used for investing activities	(152,077)	(91,967)	(224,082)
Cash flows provided by (used for) financing activities:
Proceeds from debt	5,000	—	—
Tax benefit on restricted stock vested	291	302	—
Proceeds from issuance of common stock- employee stock options	24	—	—
Proceeds from issuance of common stock	—	96,000	—
Issuance costs	—	(9,712)	—
Redemption of Series A Preferred Stock	—	(2,297)	—
Redemption of Series C Preferred Stock	—	(2,465)	—
Redemption of Series B Convertible Preferred Stock	—	(81,526)	—
Proceeds from capital contributions	—	—	160,240

Net cash provided by financing activities	5,315	302	160,240
Net increase (decrease) in cash	(19,404)	16,618	5,223
Cash, beginning of period	26,873	10,255	5,032

Cash, end of period	$7,469	$26,873	$10,255

Supplemental disclosures of cash flow information:
Cash paid for federal and state income taxes	$18,762	$8,907	$7,376

See accompanying notes to consolidated financial statements.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005
(Dollars in thousands except per share amounts),

(1)	Organization

(a)	Organization

Darwin Professional Underwriters, Inc. (DPUI), located in Farmington, Connecticut, is a majority-owned publicly-traded insurance underwriting subsidiary of AIHL, which is a wholly-owned subsidiary of Alleghany Corporation (Alleghany). On May 19, 2006, DPUI had its initial public offering (IPO) of its common stock (see Note 12).

DPUI was formed in March 2003 as an underwriting manager for certain insurance company subsidiaries of Alleghany, a publicly traded company, pending the establishment or acquisition of separate insurance companies for the DPUI business. Effective September 1, 2003, DPUI entered into underwriting management agreements with three wholly-owned subsidiaries of Alleghany, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, and Platte River Insurance Company (collectively, the Capitol Companies), to underwrite and administer specialty liability insurance business. DPUI’s specialty liability insurance business consists of Directors and Officers liability (D&O), Errors and Omissions liability (E&O), Medical Malpractice liability insurance, and beginning in 2007, General Liability (GL).

On February 3, 2004, Darwin Group, Inc. (Darwin Group), a wholly-owned subsidiary of AIHL, was formed as an insurance holding company for the purpose of acquiring Darwin National Assurance Company (DNA). DNA was acquired on May 3, 2004 as a wholly-owned subsidiary of Darwin Group. As of December 31, 2007, DNA is licensed to write property and casualty insurance on an admitted basis in 50 jurisdictions (including the District of Columbia) and is eligible to operate on an excess and surplus lines basis in one additional state (Arkansas). On May 2, 2005, DNA acquired Darwin Select Insurance Company (Darwin Select), as a wholly-owned insurance company subsidiary. As of December 31, 2007, Darwin Select is licensed to write property and casualty insurance on an admitted basis in Arkansas (its state of domicile) and is eligible to operate on an excess and surplus lines basis in 48 additional states. Effective as of January 1, 2006, Darwin Group was contributed by Alleghany to DPUI (see Note 1(b)).

The Capitol Companies are wholly-owned subsidiaries of AIHL and operate collectively in 50 states and the District of Columbia. In addition to the business produced by DPUI and issued on policies of the Capitol Companies, the Capitol Companies have significant independent operations that are not included in these consolidated financial statements.

In November 2007, DPUI formed Evolution Underwriting, Inc. in Delaware as the parent for its acquisition of Agency Marketing Services, Inc. and its affiliates, Allsouth Professional Liability, Inc. and Raincross Insurance, Inc. (collectively AMS) in January 2008. AMS is a regional program administrator and wholesale brokerage operation of specialty liability insurance products, including D&O and E&O, based in Florida.

On November 30, 2007, DNA acquired Midway Insurance Company of Illinois (Midway), as a wholly-owned insurance company subsidiary. Midway is a dormant insurance company domiciled and licensed in Illinois. Midway’s name was changed to Vantapro Specialty Insurance Company (Vantapro) and an application has been filed to redomesticate Vantapro to Arkansas.

DNA, Darwin Select and the Capitol Companies (in respect of the business produced by DPUI and issued on polices of the Capitol Companies) receive underwriting, claims, management, and administrative services from DPUI. On December 31, 2007, the agreement was terminated and the underwriting, claims, management, administrative services, and related staff were transferred to DNA. DPUI continues to bear the direct expenses incurred in connection with being a holding company (e.g. owns the fixed assets and leases real property that is used by the insurance companies and to be an agent for the insurance companies). DPUI and DNA have agreed in principle to the execution of a Cost Sharing Agreement under which DPUI will charge back to DNA and to its other

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

direct subsidiary, Evolution, each subsidiaries’ allocable share of the corporate expenses, rent and the tangible assets and software.

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

Collectively these operations are referred to as “Darwin,” the “Company” or “our.”

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

(b)	Investments and Fair Values of Financial Instruments

Darwin classifies all of its equity securities and fixed maturities with original maturities equal to or greater than one year at acquisition as available-for-sale. Accordingly, investments in equities and fixed maturities are reported at fair value. The fair value of available-for-sale equity and debt securities are recorded at fair value based on quoted market

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

prices or dealer quotes. Quoted market prices are typically available and utilized for equity securities and U.S. government obligations. Third party dealer quotes are typically utilized for all other types of fixed income securities. In developing such quotes, dealers will utilize the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at his election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. Unrealized gains and losses during the year, net of the related tax effect, are excluded from earnings and reflected in comprehensive income (loss) and the cumulative effect is reported as a separate component of stockholders’ equity until realized. Available-for-sale securities deemed to have declines in value that are other-than-temporary are written down through the consolidated statement of operations to carrying values equal to their estimated fair values.

Premiums and discounts arising from the purchase of certain debt securities are treated as a yield adjustment over the estimated useful life of the securities, adjusted for anticipated prepayments using the retrospective interest method. Under this method, the effective yield on a security is estimated. Such estimates are based on the prepayment terms of the security, past actual cash flows and assumptions as to future expected cash flow. The future cash flow assumptions consider various prepayment assumptions based on historical experience, as well as current market conditions. Periodically, the effective yield is re-estimated to reflect actual prepayments and updated future cash flow assumptions. Upon a re-estimation, the security’s book value is restated at the most recently calculated effective yield, assuming that yield had been in effect since the security was purchased. This treatment results in an increase or decrease to net investment income (amortization of premium or discount) at the new measurement date.

Investment income is recorded when earned. Realized gains and losses on sales or declines deemed other-than-temporary are determined on the basis of specific identification of investments.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective method. Under the retrospective method, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income.

Short-term investments, consisting primarily of money market instruments and other debt issues purchased with a maturity of one year or less at acquisition, are carried at cost, which approximates fair value.

(c)	Cash

For purposes of the consolidated statement of cash flows, cash includes only funds that are available for immediate withdrawal.

(d)	Premiums and Unearned Premium Reserves

Premiums are recognized as revenue on a pro rata basis over the term of the insurance contracts, generally 12 months. Unearned premium reserves represent the unexpired portion of policy premiums. Premiums receivable are reported net of an allowance for estimated uncollectible amounts. Ceded premiums are charged to income over the term of the reinsurance contracts and the related policy premiums. Ceded unearned premiums represent the unexpired portion of premiums ceded to reinsurers.

(e)	Reinsurance Recoverables

Darwin reinsures a portion of the loss exposures on business it has written with other companies. This practice allows the Darwin insurance companies to diversify their business, reduce volatility, and to write larger policies, while limiting the extent of their ultimate net loss. Reinsuring loss exposures does not relieve Darwin from its primary obligation to policyholders. Darwin remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance arrangements. Darwin

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

regularly evaluates the financial condition of its reinsurers to determine the collectibility of the reinsurance recoverables.

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

Darwin recognized intangible assets in connection with the acquisitions of DNA, Darwin Select, and Vantapro. Darwin accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Management has determined that these intangible assets have an indefinite life.

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

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

From its inception, up until the time of our initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent, Alleghany. The provisions of the tax sharing agreement with Alleghany required each of the entities (together with the subsidiaries of that entity) to make payments to its immediate parent for the federal income tax imposed on its taxable income in a manner consistent with filing a separate federal income tax return (but subject to certain limitations that are applied to the Alleghany consolidated group as a whole). The Alleghany tax sharing agreement requires Darwin to retain tax records, to cooperate with Alleghany in tax matters, and to bear its share of costs of tax return preparation, tax audits and contests, and interest and penalties related to Darwin’s tax liabilities reflected in the Alleghany consolidated income tax return. Also, provided Darwin performed every obligation under the tax sharing agreement, Alleghany agreed to indemnify the Company for any federal income taxes imposed on the Alleghany consolidated group. Darwin has filed its own consolidated federal income tax return for the period May 19, 2006 through December 31, 2006 and will file it own for future periods. Thus, the tax sharing agreement between DPUI and Alleghany was cancelled on May 18, 2006. Alleghany included the Darwin results from January 1, 2006 through May 18, 2006 in the Alleghany December 31, 2006 consolidated tax return. Alleghany’s 2004 income tax return is currently under examination by the Internal Revenue Service. Alleghany’s 2005 and 2006 income tax returns remain open to examination.

(j)	Loss and Loss Adjustment Expense Reserves

The loss and loss adjustment expense (LAE) reserves represent the estimated ultimate cost of all reported and unreported losses and LAE incurred and unpaid on direct and assumed business at the balance sheet date. Loss and LAE reserves include: (1) case reserves, that are the accumulation of individual estimates for claims reported prior to the close of the accounting period; (2) estimates for incurred but not reported claims based on industry experience modified for current trends; and (3) estimates of expenses for investigating and settling claims based on industry experience. The liabilities recorded are based on estimates resulting from a continuous review process, and differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed. The Company has estimated no subrogation recoveries in its determination of loss reserves due to the lack of any significant recoveries to date.

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

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

DNA, domiciled in Delaware, Darwin Select, domiciled in Arkansas, and Vantapro, domiciled in Illinois, prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the insurance departments of the state of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The Company is not currently utilizing any permitted statutory accounting practices in the preparation of its statutory financial statements.

(o)	Earnings Per Share of Common Stock

Basic earnings per share of common stock is based on the weighted average number of shares of common stock of Darwin (Common Stock) outstanding during the years ended December 31, 2007, 2006, and 2005, respectively. Diluted earnings are based on those shares used to calculate basic earnings per common share plus shares that would have been outstanding assuming issuance of shares of Common Stock for all dilutive potential shares of Common stock and convertible preferred stock outstanding.

(p)	Recent Accounting Standards

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

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Darwin does not anticipate that this Statement will have a material impact on the Company’s results of operations or financial condition.

In December 2007, FASB Statement No. 141 (revised 2007), Business Combinations was issued. The Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. This Statement is effective for the first annual reporting period beginning after December 15, 2008. Darwin will adopt the statement for all business combinations initiated after December 31, 2008.

In December 2007, FASB Statement 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) was issued. SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. We will adopt SFAS 160 for all business combinations initiated after December 31, 2008.

(3)	Purchase Accounting

On November 30, 2007, DNA purchased all the issued and outstanding shares of Midway Insurance Company of Illinois, an Illinois domiciled company, from Fireman’s Fund Insurance Company for $3,156, which included acquisition costs of $50. Subsequent to the acquisition, Midway’s name was changed to Vantapro and an application has been filed to redomesticate Vantapro in Arkansas. The acquisition of Vantapro was accounted for as a purchase in accordance with FASB Statement No. 141, Business Combinations. Assets and liabilities acquired were recorded at their estimated fair value as of the acquisition date. The opening balance sheet amounts included investments in securities of $3,006, reinsurance recoverables on paid and unpaid losses of $449, loss and LAE reserves of $449 and an identifiable intangible asset of $150 for the fair value of the Vantapro state insurance license and expenses associated with the acquisition. In connection with the acquisition, Fireman’s Fund Insurance Company reinsured and indemnified Vantapro of all remaining liabilities or obligations outstanding as of November 30, 2007. As of December 31, 2007, Darwin had reinsurance recoverables of $449 for unpaid losses and LAE reserves under the Fireman’s Fund Insurance Company indemnity reinsurance and assumption agreement.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On May 2, 2005, DNA purchased all the issued and outstanding shares of Ulico Indemnity Company (Ulico Indemnity) for initial consideration of $25,668, which included acquisition costs of $428. Subsequent to the purchase, Ulico Indemnity was renamed Darwin Select Insurance Company. The acquisition of Darwin Select was accounted for as a purchase in accordance with FASB Statement No. 141, Business Combinations. Assets and liabilities acquired were recorded at their estimated fair value as of the acquisition date. Included in the assets acquired is an indefinite life intangible asset of $3,387 for the fair value of Darwin Select’s state insurance license and excess and surplus authorizations. In January, 2006, Darwin made an additional contingent payment in the amount of $213, in connection with a joint tax election, which increased the intangible asset to $3,600. In connection with the acquisition of Darwin Select, the seller, Ulico Casualty Company (Ulico Casualty), contractually reinsured all of the business written on policies of Darwin Select prior to the sale. At December 31, 2007, the reinsurance recoverable from Ulico Casualty for unpaid loss and LAE reserves was $1,515. The reinsurance recoverable from Ulico Casualty is fully collateralized by a trust agreement escrow fund. The trust fund balance was approximately $1,528 as of December 31, 2007. The escrow fund may only be drawn down by Darwin Select and is available for the settlement of reinsurance recoveries in the event of non-payment by Ulico Casualty. In addition, Ulico Casualty has indemnified DNA and Darwin Select against all liabilities arising out of the operations of Darwin Select prior to the date of acquisition. ULLICO Inc., the parent company of Ulico Casualty, has guaranteed the performance by Ulico Casualty of its indemnification obligations and of its obligations under the reinsurance agreement and the trust agreement.

An annual assessment was performed by Darwin to evaluate the continued recoverability of the intangible asset balance. The Company did not recognize any impairment of intangibles during fiscal years ended December 31, 2007, 2006, and 2005.

(4)	Investments

The amortized cost and estimated fair value of fixed maturities at December 31, 2007 and 2006 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2007
Type of investment
Equity securities:
Preferred stock	$4,000	$—	$(320)	$3,680

Fixed maturities securities:
U.S. Government and government agencies	40,473	888	(2)	41,359
State and municipal	216,114	3,524	(105)	219,533
Mortgage/asset-backed securities	125,501	1,072	(449)	126,124
Corporate and other	57,660	1,134	(149)	58,645

Total fixed maturities	439,748	6,618	(705)	445,661
Short term investments	107,597	—	—	107,597

Total investments	$551,345	$6,618	$(1,025)	$556,938

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2006
Type of investment
Fixed maturities securities:
U.S. Government and government agencies	$22,349	$50	$(160)	$22,239
State and municipal	127,960	1,900	(117)	129,743
Mortgage/asset-backed securities	106,473	411	(269)	106,615
Corporate and other	71,419	138	(308)	71,249

Total fixed maturities	328,201	2,499	(854)	329,846
Short term investments	69,537	—	—	69,537

Total investments	$397,738	$2,499	$(854)	$399,383

The amortized cost and estimated fair value of fixed maturities at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Costs	Value

Due in one year or less	$5,503	$5,507
Due after one year through five years	112,228	114,152
Due after five years through ten years	76,095	77,578
Due after ten years	120,421	122,300
Mortgage backed securities	125,501	126,124

Total fixed maturities	$439,748	$445,661

An investment in an equity security or a fixed maturity which is available-for-sale is impaired if its fair value falls below its book value, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes its current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, for all fixed maturity and equity securities in an unrealized loss position at December 31, 2007, the aggregate fair value, and the gross unrealized loss by length of time such securities have continuously been in an unrealized loss position:

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of investment	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)

Equities:
Preferred stock	$3,680	$(320)	$—	$—	$3,680	$(320)

Fixed maturities:
U.S. Government bonds	1,390	(1)	1,008	(1)	2,398	(2)
State and municipal bonds	11,336	(83)	5,055	(22)	16,391	(105)
Mortgage/asset-backed securities	34,331	(345)	6,171	(104)	40,502	(449)
Corporate bonds and notes	6,571	(102)	2,987	(47)	9,558	(149)

Total fixed maturities	53,628	(531)	15,221	(174)	68,849	(705)

Total equities and fixed maturies	$57,308	$(851)	$15,221	$(174)	$72,529	$(1,025)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of investment	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)

Fixed maturities:
U.S. Government bonds	390	(9)	9,145	(151)	9,535	(160)
State and municipal bonds	18,543	(87)	1,917	(30)	20,460	(117)
Mortgage/asset-backed securities	49,799	(235)	1,631	(34)	51,430	(269)
Corporate bonds and notes	34,172	(234)	4,156	(74)	38,328	(308)

Total fixed maturities	102,904	(565)	16,849	(289)	119,753	(854)

The unrealized losses on equity and fixed maturity securities are primarily interest rate related. The Company’s unrealized loss increased $0.2 million to $1.0 million from December 31, 2006 to December 31, 2007. Each of the securities with an unrealized loss at December 31, 2007 has a fair value that is greater than 92.0% of its amortized cost, with the exception of one security which was valued at 87.7% of cost due largely to concerns over a bond insurer’s rating. With the exception of this one security, the remaining 16 securities have been in an unrealized loss position for longer than 12 months and have a fair value that is greater than 97.7% of its amortized cost. None of the preferred stock or fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment, and none is rated below investment grade. As of January 31, 2008, eight of these securities have recovered their unrealized losses and are trading in excess of their cost basis. With the exception of this one security, the remaining securities have shown improvement in the fair market value since December 31, 2007 and are paying interest currently and we remain comfortable with the credit quality of the issuer. Based on management’s review of the factors above, no securities are considered to be other-than-temporarily impaired.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Realized gains (losses) and change in unrealized gains (losses) on fixed maturity and equity investments for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

Realized gains (losses):
Gross gains	$18	$38	$1
Gross losses	(46)	(26)	(177)

Net realized gains (losses)	$(28)	$12	$(176)

Change in unrealized gains (losses)	$3,948	$1,707	$(51)
Less effect of taxes	(1,355)	(631)	19

Change in net unrealized gains (losses)	$2,593	$1,076	$(32)

Following is a summary of cumulative unrealized gains (losses) on fixed maturity and equity investments at December 31, 2007 and 2006:

	2007	2006

Unrealized gains (losses):
Gross unrealized gains	$6,618	$2,499
Gross unrealized losses	(1,025)	(854)

Net realized gains (losses)	5,593	1,645
Less effect of taxes	(1,963)	(608)

Net unrealized gains (losses)	$3,630	$1,037

Investment income by category for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005

Fixed maturies	$22,141	$11,776	$4,088
Short-term	1,066	5,302	985
Dividend income	104	—	—

Gross investment income	23,311	17,078	5,073
Investment expenses	737	636	153

Net investment income	$22,574	$16,442	$4,920

The fair value of securities on deposit with insurance regulators in accordance with statutory requirements was $13,817 and $11,983 at December 31, 2007 and 2006, respectively. As discussed in Note (5), Reinsurance, the Company has established trusts to collateralize the reinsurance obligations to the Capitol Companies. The investments held in the trusts had a fair value of $217,609 and $217,190 as of December 31, 2007 and 2006, respectively, and are included in the total investments on the consolidated balance sheets. Darwin retains ownership rights to the investments held in trust and the investment income continues to accrue to the Company. In addition, Darwin has authority to substitute similar assets without prior notification to the Capitol Companies.

(5)	Reinsurance

(a)	Ceded

Darwin purchases third party reinsurance coverage for substantially all of its lines of business. These arrangements provide for greater diversification of business, allow Darwin to control exposure to potential losses

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

arising from large risks, and provide additional capacity for growth. The specific reinsurance coverages are tailored to the specific risk characteristics of each class of business and Darwin’s retained amount varies by type of coverage. Given the nature of the loss exposure of Darwin’s lines of business, Darwin generally purchases excess of loss treaty reinsurance to mitigate the volatility of our book of business by limiting exposure to frequency and severity of losses.

The Company purchases both fixed rate and variable rate excess of loss reinsurance. The fixed rate excess of loss reinsurance, under which we cede a fixed percentage of premiums to our reinsurers depending upon the policy limits written, provides indemnification to us in excess of a fixed amount of losses incurred up to a maximum recoverable amount. The maximum amount recoverable is expressed as either a dollar amount or a loss ratio cap which is expressed as a percentage of the maximum amount of the ceded premium. In some instances the contracts are expressed as the greater of a dollar amount or a loss ratio cap. The maximum amounts recoverable when expressed as a loss ratio cap vary from a minimum of 250% to a maximum in excess of 700% of ceded premium payable within the terms of the contracts.

The part of our excess of loss reinsurance program structured on a variable-rated basis enables us to retain a greater portion of premium if our ultimate loss ratio is lower than an initial provisional loss ratio set out in the reinsurance contract. For these contracts our ceded premium incurred on these treaties is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease relationally within a minimum and maximum range for ceded premium and subject to a loss ratio cap for losses recoverable. Until such time as the ceded premium reaches the maximum rate within the terms of the contract, ceded premium paid to recoverable from reinsurers. After the ceded premium incurred reaches the maximum rate stated in the contract, losses incurred covered within the contract are recoverable from reinsurers up to a maximum amount recoverable, without any required additional ceded premium payment. The maximum amount recoverable is expressed as either a dollar amount or a loss ratio cap which is expressed as a percentage of the maximum amount of the ceded premium. In some instances the contracts are expressed as the greater of a dollar amount or a loss ratio cap. When expressed as a loss ratio cap these variable rated contracts vary from 225% to 300% of the maximum rate of ceded premium payable within the terms of the contracts. As a result, the same uncertainties associated with estimating loss and loss adjustment expense (LAE) reserves affect the estimates of ceded premiums and losses recoverable from reinsurers on these contracts. In some instances we have purchased variable rated excess of loss reinsurance that has no maximum amount recoverable.

Darwin’s favorable experience resulting in loss and LAE adjustments has resulted in downward adjustment of ceded premium for the variable-rated excess of loss contracts. For the years ended December 31, 2007, 2006 and 2005, these amounts were $7,406, $1,700, and $293, respectively. The total ceded premium recoverable balances arising from these adjustments were $9,399 and $1,993 as of December 31, 2007 and 2006, respectively.

In general we retain the first $1,000 of loss per claim across most classes of business including many of the E&O classes, private and non-profit D&O and most medical malpractice classes. However for Commercial, Healthcare and FI D&O, Managed Care and FI E&O and Shortline Railroad Liability we retain the first $2,000 of loss per claim. On other specific classes we retain lower limits that currently range from $300 to $500 of loss per claim. In addition, we retain various additional amounts known as co-insurances that vary between 10% and 25% of the limits above these retentions.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of our major treaty reinsurance coverages effective for policies written at December 31, 2007 (in millions):

TotalCompany
Retention at
	Product Lines	MaximumPolicy	Reinsurance	Description of	Maximum Limit
Treaty	Covered	Limits Offered	Coverage	Company Retention	Offered

Professional Lines(1)	Commercial, Healthcare and FI D&O, FI E&O and Shortline Railroad General Liability	$20 million per claim for A-Side D&O; $15 million per claim for Healthcare D&O; and $10 million per claim for all other classes	$18 million excess of $2 million per claim for A-Side D&O; $13 million excess of $2 million for Healthcare D&O; $8 million excess of $2 million per claim for all other classes	First $2 million per claim; 25% of the next $3 million of loss per claim; 15% of the next $10 million of loss per claim; and 10% of the next $5 million of loss per claim	$4.75 million per claim for A-Side D&O; $4.25 million per claim for Healthcare D&O; and $3.5 million per claim for all other classes

Professional Lines(1)	Private and Non-Profit D&O, E&O (Technology E&O, Lawyers Professional E&O for law firms with fewer than 100 lawyers, Insurance Agents E&O, Insurance Company E&O, Miscellaneous Professional E&O, and Media)	$15 million per claim for Private and Non-Profit D&O and Insurance Agents E&O; and $10 million per claim for all other classes	$14 million excess of $1 million per claim for Private and Non- Profit D&O and Insurance Agents E&O; $9 million excess of $1 million per claim for all other classes	First $1 million per claim; 25% of the next $4 million of loss per claim; and 15% of the next $10 million of loss per claim	$3.5 million per claim for Private and Non-Profit D&O and Insurance Agents E&O; $2.75 million per claim for all other classes
Managed Care E&O(1)	Managed Care E&O	$20 million per claim for Managed Care E&O	$18 million excess of $2 million per claim	First $2 million per claim; 25% of the next $3 million of loss per claim; 15% of the next $5 million of loss per claim; and 10% of the next $10 million of loss per claim	$4.5 million per claim
Medical Malpractice(1)	Physicians, Hospitals	$16 million per claim	$10 million excess of $1.0 million per claim	First $1 million per claim; 15% of loss in excess of $1 million per claim	$2.5 million per claim
Psychiatrists	Psychiatrists Professional Liability	$2 million per claim	$1.5 million excess of $0.5 million per claim	$0.5 million per claim	$0.5 million per claim
Psychologists	Psychologists E&O Liability	$2 million per claim	$1.50 million excess of $0.5 million per claim	$0.5 million per claim	$0.5 million per claim
Public Entity(1)	Municipal Entity and Public Officials, Police and Governmental Employees E&O	$5 million per claim	$4.7 million excess of $0.3 million per claim	First $0.3 million per claim; 15% of $1 million in excess of $1 million per claim; 10% of $3 million in excess of $2 million per claim	$0.75 million per claim

(1)	Caps or aggregate limits apply to various layers of coverage as set forth in each reinsurance contract.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In connection with the acquisition of Vantapro and Darwin Select, Darwin recorded ceded reinsurance recoverables for the corresponding direct loss and LAE reserves. At December 31, 2007, such amounts for Vantapro were $449. At December 31, 2007 and December 31, 2006, such amounts for Darwin Select were $1,515 and $1,528, respectively, which were collateralized by a trust fund held in escrow. The trust fund for the Darwin Select balance was $1,528 as of December 31, 2007.

Reinsurance recoverables on paid and unpaid losses at December 31, 2007 and 2006 consist of the following:

	2007	2006

Reinsurance recoverables on paid losses	$358	$113
Ceded outstanding case losses and LAE	8,397	5,904
Ceded outstanding IBNR losses and LAE	127,615	90,354

Gross reinsurance recoverables on paid and unpaid losses	$136,370	$96,371

At December 31, 2007, the largest concentration of reinsurance recoverable on paid and unpaid losses was due from Transatlantic Reinsurance Company for $31,642 or 23.2% of the total, with an A.M. Best rating of A+ (superior) for its financial strength. As of December 31, 2007, approximately 99.96% or $136,309 of Darwin’s gross reinsurance recoverables on paid and unpaid losses is with reinsurers with an A.M. Best rating of A (excellent) or higher for financial strength or collateralized either by an irrevocable letter of credit or by an escrow fund under a trust agreement. Darwin had no allowance for uncollectible reinsurance as of December 31, 2007 or December 31, 2006.

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

In addition, Darwin Group, through its subsidiary DNA, entered into a loss portfolio transfer agreement, also effective as of October 1, 2005, whereby all of the outstanding loss and LAE reserves on the business produced by DPUI and written on policies of the Capitol Companies prior to July 1, 2004 were assumed by DNA. In exchange for assuming these outstanding loss and LAE reserves and related reinsurance recoverables on paid and unpaid losses, Darwin received cash. Under the agreement, to the extent that the Capitol Companies experience additional incurred losses, if any, related to the transferred loss portfolio, DNA will pay those additional amounts as they are recorded. The Capitol Companies have not experienced any additional losses under the agreement for the years ending December 31, 2007 and December 31, 2006.

The commutation and loss portfolio transfer transactions did not result in any gain or loss for DNA or the Capitol Companies. The overall effect of these arrangements was to transfer all of the business produced by DPUI and written on policies of the Capitol Companies, along with the corresponding assets, liabilities and related cash to Darwin Group’s subsidiary DNA. At the time of the transaction, DNA and the Capitol Companies were under common control by

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Alleghany. The consolidated financial statements give retroactive effect to this transfer as a transaction between entities under common control, with all periods presented as if the transferred business had always been part of Darwin.

(c)	Reinsurance Effect on Operations

Net premiums written, net premiums earned, and net losses and LAE incurred included reinsurance activity for the years ended December 31, 2007, 2006, and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005

Net Premiums Written:
Direct premiums written	$236,741	$179,776	$23,354
Assumed premiums written — Capitol Companies	42,860	65,763	142,470
Assumed premiums written	682	713	—
Ceded premiums written	(80,554)	(89,248)	(65,174)

Net premiums written	$199,729	$157,004	$100,650

Net Premiums Earned:
Direct premiums earned	$210,051	$101,615	$11,021
Assumed premiums earned — Capitol Companies	52,200	108,684	120,799
Assumed premiums earned	703	436	—
Ceded premiums earned	(82,054)	(78,357)	(47,122)

Net premiums earned	$180,900	$132,378	$84,698

Net Losses and LAE Incurred:
Direct losses and LAE incurred	$132,553	$68,073	$11,400
Assumed losses and LAE incurred — Capitol Companies	11,686	65,531	84,856
Assumed losses and LAE incurred	439	290	—
Ceded losses and LAE incurred	(43,400)	(45,275)	(37,650)

Net losses and LAE incurred	$101,278	$88,619	$58,606

The net premiums written table above includes our gross premiums written on the policies of Capitol Companies (Assumed premiums written — Capitol Companies), as well as gross premiums written directly on DNA and Darwin Select (Direct premiums written). Since each of our insurance company subsidiaries obtained its own A.M. Best rating of “A−” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, our insurance company subsidiaries were not licensed (in the case of our admitted carrier DNA) or eligible to write business on a surplus lines basis (in the case of Darwin Select) in all U.S. jurisdictions throughout the year. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our future business on policies of our insurance company subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. For the years ended December 31, 2007, 2006, and 2005, we wrote $42,860, $65,763, and $142,470, respectively, of gross premiums through our arrangement with the Capitol Companies, representing 15.3%, 26.7%, and 85.9%, respectively, of the total gross premiums produced by DPUI.

In September 2006, the Company established three reinsurance security trusts with sufficient assets to adequately collateralize the reinsurance obligations to the Capitol Companies for the amounts assumed by Darwin. The trust balances are adjusted on a quarterly basis to ensure that the assets held in trust are sufficient to meet Darwin’s obligations to the Capitol Companies pertaining to the reinsurance agreements between the Capitol Companies and Darwin. Darwin retains all investment income earned by the trusts. The investments held in the trusts had a market value of $217,609 and $217,290 as of December 31, 2007 and December 31, 2006, respectively,

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and are included in the total investments on the consolidated balance sheets. The obligations due to the Capitol Companies pertaining to the reinsurance agreements were $209,067 and $218,749 as of December 31, 2007 and December 31, 2006, respectively.

(6)	Deferred Insurance Acquisition Costs

An analysis of deferred insurance acquisition costs at December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005

Balance at beginning of the year	$12,724	$7,603	$5,960
Insurance acquisition costs deferred:
Commissions and brokerage expenses	21,708	16,045	10,078
Other underwriting, acquisition and operating expenses	6,138	4,679	3,652

Total insurance acquisition costs deferred	27,846	20,724	13,730
Amortization of insurance acquisition costs	(26,756)	(15,603)	(12,087)

Net Change for year	1,090	5,121	1,643

Balance at end of the year	$13,814	$12,724	$7,603

(7)	Property and Equipment, Net

Property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006

Computer hardware and software	$2,768	$2,246
Furniture and fixtures	567	548
Leasehold improvements	317	301

Property and equipment, at cost	3,652	3,095
Accumulated depreciation	(1,869)	(1,200)

Property and equipment, net	$1,783	$1,895

Depreciation was $670, $601 and $422 for the years ended December 31, 2007, 2006, and 2005, respectively.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(8)	Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending loss and LAE reserves, net of reinsurance, at December 31, 2007, 2006, and 2005:

	2007	2006	2005

Gross reserves balance at January 1,	$263,549	$138,404	$47,207
Less reinsurance recoverables on unpaid losses	(96,258)	(51,229)	(15,572)

Net reserves balance at January 1,	167,291	87,175	31,635
Add acquired gross reserves	449	—	6,693
Less resinured acquired gross reserves	(449)	—	(6,693)

Net reserve balance	167,291	87,175	31,635

Incurred losses and LAE, net of reinsurance, related to:
Current period	115,064	90,879	58,640
Prior periods	(13,786)	(2,260)	(34)

Total incurred	101,278	88,619	58,606

Paid losses and LAE, net of reinsurance, related to:
Current period	4,717	2,272	1,284
Prior periods	11,999	6,231	1,782

Total paid	16,716	8,503	3,066

Net reserve balance at December 31,	251,853	167,291	87,175
Plus reinsurance recoverables on unpaid losses	136,012	96,258	51,229

Gross reserves balance at December 31,	$387,865	$263,549	$138,404

Darwin continually reviews its loss and LAE reserves and the related reinsurance recoverables. Differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed. The actuarial estimates are based on industry claim experience and our own experience and consider current claim trends and premium volume, as well as social and economic conditions. While Darwin has recorded its best estimate of loss and LAE reserves as of December 31, 2007, 2006, and 2005, it is possible these estimates may materially change in the future.

Losses and LAE incurred have increased over the prior years due to the expected losses on the increased premiums earned, offset by actual and anticipated reinsurance recoveries (including a provision for recoveries on incurred but not reported losses) on the expected losses. The increase in gross and net loss and LAE reserves primarily reflects increased net premiums earned for most lines of business and limited paid loss activity for the current and prior accident years. These increases are offset by a reduction in prior year losses and LAE incurred of $13,786 for the year ending December 31, 2007 due to net favorable development on loss and LAE reserves recorded for accident years 2003 through 2006. Loss and LAE emergence on the 2003 through 2006 accident years has been more favorable than anticipated when the original gross and net loss reserves were established. For 2007, gross and ceded reserves also increased due to the acquisition of Vantapro. As of December 31, 2007, $449 in gross and ceded loss and LAE reserves incurred prior to the acquisition and reinsured by the seller of Vantapro remained outstanding. For the year ending December 31, 2006, a reduction in prior year losses and LAE incurred of $2,260 was recorded due to net favorable development on loss and LAE reserves recorded for accident years 2004 and 2003. Loss and LAE emergence on the 2004 and 2003 accident years also has been more favorable than anticipated when the original gross and net loss reserves were established. The loss and LAE reserve increases for 2005 are offset by a reduction in prior year losses and LAE incurred of $34 due to net favorable development on loss and LAE

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

reserves recorded for accident years 2004 and 2003. For the year ending December 31, 2005, gross reserves also increased due to the acquisition of Darwin Select. At the time of acquisition, Darwin Select had outstanding gross loss and LAE reserves of $6,693, that are 100% reinsured by the seller and are collateralized by a trust fund. As of December 31, 2007, $1,515 in gross loss and LAE reserves pertaining to the seller of Darwin Select remained outstanding.

(9)	Credit Facility Debt

In March 2007, Darwin entered into a three-year secured credit agreement with a bank syndicate (Credit Agreement), which provides commitments for revolving credit loans in an aggregate principal amount of up to $25,000. The loan is secured by the common stock of DNA. Borrowing under the Credit Agreement is intended to be used for general corporate purposes and for strategic merger and acquisition purposes. The cost of funds drawn down would be at an annual interest rate of LIBOR plus 112.5 basis points. The Credit Agreement also has a commitment fee of 0.25% per annum for any unused amount of the aggregate principal amount.

In December 2007, the Company borrowed $5,000 under the agreement at an interest rate of LIBOR plus 112.5 basis points fixed for a period of up to one year (currently at 5.47% fixed through December 2008). The Company incurred interest expense of $3, commitment fees of $44 and credit facility origination expenses of $32 in 2007 relating to the Credit Agreement. The Credit Agreement contains certain covenants requiring the Company to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0, a covenant limiting the Company debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. Darwin must also have a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. At December 31, 2007, Darwin was in full compliance with the Credit Agreement’s requirements and restrictions.

(10)	Income Taxes

From its inception, up until the time of its initial public offering on May 19, 2006, Darwin filed a consolidated federal income tax return with its ultimate parent, Alleghany. With the exception of Vantapro, each of the entities included in the consolidated financial statements was subject to a tax sharing agreement. The provisions of these agreements required each of the entities (together with the subsidiaries of that entity) to make payments to its immediate parent for the federal income tax imposed on its taxable income in a manner consistent with filing a separate federal income tax return (but subject to certain limitations that are applied to the Alleghany consolidated group as a whole). Darwin filed its own consolidated federal income tax return for the period May 19, 2006 through December 31, 2006 and will file its own future periods. Thus, the tax sharing agreement between DPUI and Alleghany was cancelled on May 18, 2006. Alleghany included the Darwin results from January 1, 2006 through May 18, 2006 in the Alleghany December 31, 2006 consolidated tax return.

With respect to the calculation of income taxes and the related balance sheet impacts, Darwin has consistently applied the same policies throughout 2007 and during each of the tax filing periods noted above. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company adopted FIN 48 effective January 1, 2007. Management has reviewed the Company’s tax positions at January 1, 2007 and December 31, 2007 and determined that they are highly certain. As a result, the Company has not recognized a provision for tax uncertainties.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Darwin made federal tax payments of $18,394 and $5,575 to the Internal Revenue Service during 2007 and for the tax period after the initial public offering during 2006, respectively. Federal tax payments of $271, $2,707, and $3,785 were made by Darwin to Alleghany during 2007, 2006 and 2005, respectively. The federal tax payment of $271 to Alleghany made in 2007 represented a change of an estimate related to a tax provision to tax return adjustment recorded in 2007. The Company files separate state franchise and premium tax returns, as applicable. The components of current and deferred income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Current expense:
Federal expense	$20,036	$9,458	$5,017
State expense (benefit)	(690)	906	772

Total current expense	19,346	10,364	5,789

Deferred benefit:
Federal deferred benefit	(6,709)	(2,786)	(2,967)
State deferred benefit (expense)	528	(292)	(546)

Total deferred benefit	(6,181)	(3,078)	(3,513)

Income tax expense	$13,165	$7,286	$2,276

The $690 current state tax benefit in 2007 primarily reflects a true up for the 2006 income tax provision to the income tax return filed in the third quarter of 2007.

Income tax expense (benefit), as reflected in the statements of operations, differed from the statutory federal income tax rate for the years ended December 31, 2007, 2006 and 2005 as follows:

	2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Federal income tax and rate	$15,891	35%	$8,138	35%	$2,094	35%
Tax effect of:
Municipal bond income, net of proration	(2,634)	(5.8)%	(1,275)	(5.5)%	(181)	(3.0)%
State income taxes, net of federal effect	(105)	(0.2)%	399	1.7%	203	3.4%
Other	(14)	(0.1)%	(11)	—	119	2.0%
Nondeductible expenses	27	0.1%	35	0.1%	68	1.1%
Changes in estimate of future year taxes	—	—	—	—	(27)	(0.5)%

Effective income tax and rate	$13,165	29.0%	$7,286	31.3%	$2,276	38.0%

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant components of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Discounting of loss and LAE reserves	$9,788	$6,736
Unearned premium reserves	6,930	5,842
Accrued expenses	3,631	1,192
Stock-based compensation expenses	913	392
Allowance for doubtful accounts	32	30
Other	30	46

Total deferred tax assets	21,324	14,238

Deferred tax liabilities:
Deferred insurance acquisition costs	4,879	4,274
Tax depreciation adjustment	55	253
Purchase licenses and fees	549	383
Net unrealized gains on investment securities	1,963	608
Other	332	—

Total deferred tax liabilities	7,778	5,518

Net deferred tax asset	$13,546	$8,720

Darwin regularly assesses the recoverability of its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the Company’s assessments of recoverability, Darwin did not recognize any valuation allowance during fiscal years ended December 31, 2007, 2006, and 2005.

(11)	Preferred Stock

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

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The following table provides for each series of preferred stock a reconciliation of the beginning and ending balances at December 31, 2007, 2006, and 2005:

	2007	2006	2005

Series A Preferred Stock:
Balance at beginning of year	$—	$2,106	$2,106
Exchange of common stock for Series A Preferred Stock	—	191	—
Redemption of Series A Preferred Stock	—	(2,297)	—

Balance at end of year	$—	$—	$2,106

Series B Convertible Preferred Stock:
Balance at beginning of year	$—	$—	$—
Exchange Darwin Group, Inc. common stock for Series B Convertible Preferred Stock	—	197,178	—
Redemption of Series B Convertible Preferred Stock	—	(81,526)	—
Conversion of Series B Convertible Preferred Stock to common stock	—	(115,652)	—

Balance at end of year	$—	$—	$—

Series C Preferred Stock:
Balance at beginning of year	$—	$—	$—
Issuance of Series C Preferred Stock	—	2,465	—
Redemption of Series C Preferred Stock	—	(2,465)	—

Balance at end of year	$—	$—	$—

In May 2006, the Company’s Certificate of Incorporation was amended to authorize 10,000,000 shares of preferred stock, none of which have been issued. Board of Directors authorization is required for any issuance of these preferred shares.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(12)	Capital Stock

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

(13)	Share-Based Compensation

The Company has four share-based payment plans for employees and non-employee directors: the 2003 Restricted Stock Plan (as amended November 2005), the 2006 Stock Incentive Plan, the 2006 Employees’ Restricted Stock Plan and the 2006 Stock and Unit Plan for Non-employee Directors (Directors Plan), which are described below.

The Company granted shares under the 2003 Restricted Stock Plan in 2003 and under all four plans at the time of the initial public offering on May 19, 2006. The expense is recognized over the grants’ performance periods, adjusted for estimated forfeitures. The Company has recorded for the years ended December 31, 2007 and 2006 total share-based compensation expense of $1,173 and $984, respectively. During the periods, deferred tax benefit of $494 and $392, respectively, related to the stock-based compensation expense were recorded. The Company did not incur any stock-based compensation expense for the year ended December 31, 2005.

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

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In connection with the granting of restricted shares at the time of the initial public offering in May 2006, certain of the recipients received an additional cash payment calculated as a tax equalization payment (“tax gross up”). This tax gross up was paid to provide the recipients with a reduction in total tax expenses incurred or to be incurred in connection with the restricted share awards. The total amount of the tax gross up of $450 was expensed in May 2006, the period it was incurred and paid. The stock compensation expense for the restricted shares is based on the fair value when granted and is recognized ratably over the vesting period. For the year ended December 31, 2007 and 2006, the Company’s stock-based compensation expense for the 2003 Restricted Stock Plan was $181 and $444, respectively. The Company recorded $291 and $302 for 2007 and 2006, respectively, in additional paid-in capital for the excess tax benefit realized on the restricted stock shares vested.

Unvested 2003 Restricted Stock Plan grants outstanding at December 31, 2007, 2006, and 2005 and activity for the years are as follows:

	Year Ended December 31,
	2007	2006	2005

Unvested restricted shares outstanding at beginning of year	897,188	1,505,625	1,546,875
Granted	—	144,375	—
Vested	(752,813)	(752,812)	—
Forfeited	(61,875)	—	(41,250)

Unvested restricted shares at end of year	82,500	897,188	1,505,625

Of the 82,500 unvested restricted shares outstanding at December 31, 2007, 20,625 shares are scheduled to vest in 2008, 41,249 shares are scheduled to vest in 2009 and 20,626 shares are scheduled to vest in 2010.

(b)	2006 Stock Incentive Plan

The 2006 Stock Incentive Plan permits the Company to award a broad range of equity-based incentive compensation to key employees, including the types commonly known as restricted stock, stock options, stock appreciation rights and performance units, as well as any other types of equity-based incentive compensation awards. Under the terms of the plan, the exercise price of options and stock appreciation rights cannot be less than the fair market value of the common stock at the time of grant, and the term of options, stock appreciation rights and other awards under the 2006 Stock Incentive Plan cannot exceed ten years. The plan defines fair market value as the mean of the high and low sale price of the common stock on the grant date. In addition, the plan permits the award of cash payments as a part of, or in addition to, an equity-based award. A maximum of 850,000 shares of common stock may be issued to participants under the plan, up to a maximum of 127,500 shares of common stock granted to any individual participant in any calendar year, subject to anti-dilution and other adjustments in the case of certain events specified in the plan. The 2006 Stock Incentive Plan was adopted by the Board of Directors on May 17, 2006 and approval by the stockholders at the 2007 annual meeting of stockholders

Beginning at the time of its initial public offering in 2006, the Company granted, under the terms of the 2006 Stock Incentive Plan, non-qualified stock options to certain key employees. The options are exercisable for ten years from the date of grant and vest at an annual rate of 25% on each anniversary of the grant date, provided that the option holder is still employed by the Company. The fair value of the option grant is estimated on the day of the grant on the date of the grant using the Black-Scholes option pricing model. The expected term is based on the vesting period “simplified” method of 6.25 years, due to the limited period of time its equity shares have been publicly traded. The stock price volatility is an estimate based on the average stock price volatility data for the

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

expected term for similar property and casualty companies. The risk-free interest rate assumption is based on the U.S. Treasury note for the expected term of 6.25 years. The Company does not anticipate paying dividends for any of the years. The weighted-average fair value per options and assumptions for the years ending December 31, 2007 and 2006 are in the following table:

	2007	2006

Expected life (years)	6.25	6.25
Expected volatility	30.4	30.4
Expected dividend yield	—	—
Range of risk-free interest rate	4.60-4.72%	5.18%
Weighted-average fair value per option	$10.24	$6.64

Under the 2006 Stock Incentive Plan, restricted shares are granted to certain employees at a fair market value, the previous trading day closing price. The terms for the awards provide for vesting over a four-year period from the date of grant, with 50% of the restricted shares vesting on the third anniversary of the date of grant and the remaining 50% of the restricted shares vesting on the fourth anniversary of the date of grant.

The Darwin 2006 Stock Incentive Plan stock option and restricted stock activity for the years ended December 31, 2007 and 2006 and related outstanding options and restricted shares at December 31, 2007 and 2006 are as follows:

	Stock Options		Restricted Stock
		Weighted-		Weighted-
		Average		Average
		Exercise		Vesting
	Options	Price	Shares	Value

Outstanding at January 1, 2006	—		—	—
Granted	170,060	$16.00	4,816	$22.69
Forfeited	(6,054)	$16.00	—	—

Outstanding at December 31, 2006	164,006	$16.00	4,816	$22.69

Granted	100,019	$25.37	40,382	$25.37
Options exercised or restricted stock vested	(1,500)	$16.00	—	—
Forfeited	(8,317)	$21.27	(1,903)	$25.30

Outstanding at December 31, 2007	254,208	$19.51	43,295	$25.07

For the 2006 Stock Incentive Plan, the compensation expense is based on the fair value at grant and is recognized on a straight line basis over the vesting period. The Company’s compensation expense for the plan was $402 and $169, respectively for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the outstanding options had a weighted-average remaining contractual life of 8.7 years and 38,602 were exercisable.

(c)	2006 Employees’ Restricted Stock Plan

The 2006 Employees’ Restricted Stock Plan was adopted by the Board of Directors on May 17, 2006 to provide an opportunity for all employees of Darwin at the time of the initial public offering to be owners of common stock of Darwin. The Company granted an aggregate of 9,000 restricted shares of common stock under the 2006 Employees’ Restricted Stock Plan to employees who are not executive officers based upon the employee’s length of service with the Company. The restricted shares had a fair value of $16.00 per share, the initial public offering price. No additional awards will be made under the 2006 Employees’ Restricted Stock Plan. Under the terms of the 2006 Employees’ Restricted Stock Plan, each grant of restricted stock will be forfeited if the employee’s employment

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

with the Company is terminated before the third anniversary of the date of grant for any reason other than death or disability, and during that period, the restricted shares may not be sold, assigned, pledged or transferred to any person. The related stock based compensation expense is based on the fair value of the restricted shares when granted and is recognized ratably over the three year vesting period. For the years ended December 31, 2007 and 2006, the Company’s stock based compensation expense for the plan was $32 and $29, respectively, and shares forfeited under the plan were 625 and 190, respectively. As of December 31, 2007, 8,185 restricted shares were outstanding under the plan.

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

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Directors Plan share unit and restricted stock activity for the years ended December 31, 2007 and 2006 and outstanding share units and restricted stock as of December 31, 2007 and 2006 are as follows:

	Share Units		Restricted Stock
		Weighted-
		Average
		Share Unit		Vesting
	Shares	Value	Shares	Value

Outstanding at January 1, 2006	—	—	—	—
Granted	16,719	$16.00	12,500	$16.00

Outstanding at December 31, 2006	16,719	$16.00	12,500	$16.00

Granted	11,207	$25.89	—	—
Shares distributed in payment of units	(1,700)	$16.00	—	—
Restricted stock vested	—	—	(11,600)	$16.00
Forfeited	(956)	$16.00	(900)	$16.00

Outstanding at December 31, 2007	25,270	$20.38	—	$16.00

The directors’ fee expense for the share units is recognized as earned. The expense for the Directors Plan for the years ended December 31, 2007 and 2006 was $353 and $339, respectively. As of December 31, 2007, 21,896 share units were deemed earned by the directors.

(14)	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)

Net earning	$32,242	$15,965	$3,707
Less dividend declared and paid on Series B Preferred Stock	—	(2,465)	—

Net earnings-numerator for basic earning per share	$32,242	$13,500	$3,707

Add back dividend declared and paid on Series B Preferred Stock	—	2,465	—

Net earnings-numerator for diluted earning per share	$32,242	$15,965	$3,707

Pro forma weighted average common shares outstanding — denomin for basic earnings per share	16,424,448	9,770,268	6,600,000

Effect of dilutive securities:
Series B Convertible Preferred Stock	—	5,711,538	—
Restricted stock	610,912	1,297,056	1,519,370
Options	18,361	—	—
Share units	17,784	6,859	—

Pro forma weighted average common shares outstanding — denomina for dilutive earnings per share	17,071,505	16,785,721	8,119,370

Basic earnings per share	$1.96	$1.38	$0.56

Dilutive earnings per share	$1.89	$0.95	$0.46

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The diluted weighted average common shares outstanding exclude stock options with exercise prices greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. Year to date quarterly weighted average shares for options of 82,314 and 23,150 for the year ended December 31, 2007 and 2006, respectively, are not included in the computation of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

For the year ended December 31, 2006, net income available for common stockholders used in the calculation of basic earnings per share reflects a reduction for $2,465 in dividends declared and paid in Series C Preferred Stock. The dividend has been added back for the year ended December 31, 2006 calculation of diluted earnings per share.

The diluted earnings per share calculation for the year ended December 31, 2006 assumes the conversion of the Series B Convertible Preferred Stock into 14,850,000 shares of common stock for the period from January 1, 2006 to May 19, 2006, the date of completion of the Company’s initial public offering, and it reflects the actual shares outstanding thereafter.

(15)	Comprehensive Income

The Company’s total comprehensive income was as follows:

	Year Ended December 31,
	2007	2006	2005

Net earnings	$32,242	$15,965	$3,707
Other comprehensive income (loss):
Add (deduct) unrealized gains (losses) on investments, net of taxes	2,575	1,084	(146)
Reclassification adjustment for losses (gains) earnings, net of taxes	18	(8)	114

Unrealized gains (losses) on investment	2,593	1,076	(32)

Total comprehensive income	$34,835	$17,041	$3,675

The tax expense (benefit) for the unrealized gains (losses) on investments for the year ended December 31, 2007, 2006, and 2005 was $1,355, $631, and $(19), respectively. The tax expense (benefit) for the reclassification adjustment for gains (losses) for the year ended December 31, 2007, 2006, and 2005 was $10, $(4), and $62, respectively.

(16)	Concentration in Revenue

Darwin obtains its business primarily through independent agents and brokers and in certain cases through appointed program administrators. Independent agents and brokers are selected as eligible to do business with Darwin, but are not authorized to bind business or perform other functions on behalf of Darwin. Program administrators are appointed by Darwin to perform services behalf of Darwin. These services include rating, quoting, binding, policy issuance and billing and collection of premiums on Darwin’s behalf. Collectively, these distribution sources are referred to as producers. For the years ending December 31, 2007, 2006, and 2005, certain individual producers generated gross premiums written in excess of 10% of the Company’s total gross premiums written.

During 2007, one producer generated $40,169, or 14.3%, and a second producer generated $36,147, or 12.9% of gross premiums written. During 2006, one producer generated $43,388, or 17.6%, and a second producer generated $26,415, or 10.7% of gross premiums written and during 2005, one producer generated $32,905, or 19.8%, and a second producer generated $17,470, or 10.5%, of gross premiums written. The loss of any of these

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

producers could have a material adverse effect on the Company. No other producer generated 10.0% or more of the gross premiums written for the years ending December 31, 2007, 2006, and 2005.

(17)	Related Party Transactions

In connection with the business produced by DPUI and written on policies of the Capitol Companies, the parties have entered into a management service agreement under which DPUI provides underwriting, management, administration, claims settlement and reinsurance settlement services for the Capitol Companies on this business in exchange for management fees paid by the Capitol Companies to DPUI. These fees are recorded as service fee income by DPUI and ultimately as acquisition expense by DNA in assuming the business from the Capitol Companies. As these financial statements are presented on a consolidated basis, both the service fee income and the acquisition expense have been eliminated. The total amount of these fees was $16,174, $34,155, and $38,652 for the years ended December 31, 2007, 2006, and 2005, respectively. At year end 2007, all functions under the management service agreement between the DPUI and the Capitol Companies, with the consent of the Capitol Companies, were delegated to DNA.

In addition, beginning in 2004, Darwin’s consolidated statement of operations reflects fees to the Capitol Companies for the use of their carriers for the underwriting of its business. For the years ended December 31, 2007, 2006, and 2005, these fees were $1,286, $329, and $409, respectively. Effective January 1, 2006, such fees payable are calculated as 0.5% of premiums written in 2006 by Darwin on policies issued by the Capitol Companies and effective January 1, 2007, the rate charged increased to 3.0% of premiums written by Darwin on policies issued by the Capitol Companies. Darwin reimburses the Capitol Companies separately for premium taxes and guaranty assessment fees. The reimbursements were $535 and $690 for the year ended December 31, 2007 and 2006, respectively.

Certain of Darwin’s expenses, primarily its directors and officers liability insurance and its audit fees, are paid directly by Alleghany and then reimbursed by Darwin to Alleghany. Darwin reimbursed Alleghany for expenses of $432, $421, and $132 in connection with these charges during the years ended December 31, 2007, 2006, and 2005, respectively.

Up until the time of the initial public offering, each of the Darwin and Capitol Companies federal tax liability was determined and settled through a consolidated federal tax return with their ultimate parent, Alleghany. Federal tax payments of $271, $2,707, and $3,785 were made by Darwin, including some made by Darwin to Alleghany Corporation during 2007, 2006, and 2005, respectively. Darwin made a federal tax payment of $271 to Alleghany for a change of an estimate related to a tax provision to tax return adjustment recorded in the third quarter of 2007.

(18)	Employee Benefit Plan

Darwin has a defined contribution benefit plan (the Plan) in which all qualified employees are eligible to participate. The Plan incorporates a contributory feature under Section 401(k) of the Internal Revenue Code allowing employees to defer portions of their income through contributions to the Plan. The Company’s annual contribution to the Plan, subject to IRS annual maximums, is the greater of a) 150% of the first $1,500 of a participant’s contributions during the plan year, or b) 100% matching contribution of employee deferral up to 4% of a participant’s eligible gross wages during the plan year. All employer contributions become 100% vested after three years of plan participation. The Company made contributions of $416, $345, and $256 during the years ended December 31, 2007, 2006, and 2005, respectively.

(19)	Long-Term Incentive Plan

In 2003, Darwin established a Long Term Incentive Plan (LTIP) for certain key employees. Initially, the LTIP allocated 20% of the underwriting profit for each year (premiums net of losses and expenses) plus 20% of the investment income based on average net assets outstanding in each year (at a deemed interest rate equal to the

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

10 year U.S. Treasury note rate) to the LTIP participants, based on their assigned percentage interests. The participants vest in their interests in these profit pools over a four-year period. The payments due are then staggered over the fourth, fifth, and sixth years.

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

The LTIP is intended to produce payouts consistent with long-term profitability. Accordingly, the right of offset exists where, in the event that any year produces a negative underwriting result, this negative amount would be offset against credits available under the profit pool established for another year. This offset can be applied against any of the unpaid year balances whether prior or subsequent to the year in question. At December 31, 2007 and 2006, Darwin had recorded liabilities of $8,252 and $2,755, respectively, for the LTIP in accrued expenses and other liabilities. Darwin has paid $361 under the plan in 2007.

(20)	Concentration of Credit Risk

As of December 31, 2007, Darwin maintains cash balances at two financial institutions in excess of the federally insured limits of $100 per institution. At December 31, 2007 and 2006, Darwin’s balances with these financial institutions were $7,469 and $26,873, respectively.

(21)	Fair Value of Financial Instruments

Summarized below are the carrying values and fair values of Darwin’s financial instruments as of December 31, 2007 and 2006:

	2007	2007	2006	2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets:
Investments	$556,938	$556,938	$399,383	$399,383
Liabilities:
Debt outstanding	$5,000	$5,000	$—	$—

The carrying values of cash, premiums receivable, accrued investment income, other assets, unsettled trade amounts due or payable, and accrued expenses approximate fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the summary above. Certain insurance contracts are excluded by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and are not included in the summary above or amounts discussed.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value:

Investments:  The fair value of available-for-sale equity and debt securities are recorded at fair value based on quoted market prices or dealer quotes. Quoted market prices are typically available and utilized for equity securities and U.S. government obligations. Third party dealer quotes are typically utilized for all other types of fixed income securities. In developing such quotes, dealers will utilize the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at his election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security. The fair value of short-term investments approximates amortized cost.

Debt outstanding:  The fair value of the Company’s debt is estimated to approximate fair value.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(22)	Segments

Darwin’s specialty liability insurance operations comprise one business segment. The specialty liability insurance business consists primarily of four lines of business; directors and officers’ liability, errors and omissions liability, general liability, and medical malpractice liability insurance. Management organizes the business around the professional specialty liability insurance market and related products. The Chief Operating Decision Maker reviews results and operating plans and makes decisions on resource allocations on a company-wide basis. The Company’s specialty liability insurance business is produced through brokers, agents and program administrators throughout the United States.

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

The following table presents the Company’s four specialty liability products’ gross premiums written and earned for the years ended December 31, 2007, 2006, and 2005.

	Year Ended December 31,
	2007	2006	2005

Gross premiums written:
Directors and Officers	$38,737	$40,626	$32,926
Errors and Omissions	140,013	111,039	58,867
Medical Malpractice Liability	100,783	94,587	74,031
General Liability	750	—	—

Total	$280,283	$246,252	$165,824

Gross premiums earned:
Directors and Officers	$39,751	$37,993	$28,444
Errors and Omissions	128,665	87,805	46,231
Medical Malpractice Liability	94,337	84,937	57,145
General Liability	201	—	—

Total	$262,954	$210,735	$131,820

(23)	Statutory Reporting

The consolidated financial statements of Darwin have been prepared in accordance with U.S. generally accepted accounting principles, which differ in certain respects from accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis). Statutory basis financial statements are filed with state insurance departments in all states in which DNA, Darwin Select, and Vantapro are licensed or authorized. The statutory policyholders’ surplus of DNA was $218,800 and $183,921 at December 31, 2007 and 2006, respectively which includes DNA’s investment in DSI and Vantapro. For the years ending December 31, 2007, 2006, and 2005, the combined statutory net income (loss) of DNA, Darwin Select, and Vantapro was $36,833, $8,667, and ($20,705), respectively.

Until December 31, 2007, DPUI provided underwriting, claims, management, and administrative services to DNA and Darwin Select under a service agreement in exchange for management fees. On December 31, 2007, the agreement was terminated and the underwriting, claims, management, administrative services, and related staff

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

were transferred to DNA. DPUI continues to bear the direct expenses incurred in connection with being a holding company and to be an agent for the insurance companies. These include expenses associated with owning the fixed assets and leasing real property that are used by the insurance companies. DPUI and DNA have agreed in principle to the execution of a Cost Sharing Agreement under which DPUI will charge back to DNA and to its other direct subsidiary, Evolution Underwriting, Inc., each subsidiary’s allocable share of the corporate expenses, rent and the tangible assets and software. In connection with the termination of the service agreement, DNA recognized a $15,279 reduction of underwriting expenses and reduced its intercompany balances accordingly.

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

DNA is domiciled in Delaware. Under Delaware law, DNA may not pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Delaware (“Delaware Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, DNA must provide notice to the Delaware Commissioner of all dividends and other distributions to stockholders within five business days after declaration and at least ten days prior to payment. DNA could pay approximately $32,179 in dividends to DPUI in 2008 without prior approval of the Commissioner. Since DNA did not have positive earned surplus at December 31, 2006, no ordinary dividend distribution was available to be paid by DNA to DPUI without prior approval from the Insurance Commissioner in 2007. DNA received approval on February 28, 2007 from the Delaware Insurance Department to pay DPUI an extraordinary dividend of $3,500, which was paid to DPUI in March 2007. DNA did not pay any dividends in 2006.

Darwin Select is domiciled in Arkansas. Under Arkansas law, Darwin Select may not pay an “extraordinary” dividend, which is defined as any dividend or distribution, the fair market value of which, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the prior year-end or (ii) statutory net income less realized capital gains for such prior year, until thirty days after the Insurance Commissioner of the State of Arkansas (“Arkansas Commissioner”) has received notice of such dividend and has either (i) not disapproved such dividend within such thirty day period or (ii) approved such dividends within such thirty day period. In addition, Darwin Select must provide notice to the Arkansas Commissioner of all dividends and other distributions to stockholders within fifteen business days after the declaration thereof. Darwin Select could pay approximately $4,561 in dividends to DNA in 2008 without prior approval of the Commissioner. Darwin Select did not pay any dividends in 2007 or 2006.

Vantapro is domiciled in Illinois. An application has been filed to redomesticate to Arkansas. Since Vantapro has minimum capital and a minor amount of earned surplus at December 31, 2007 of $7, no ordinary dividend distribution was available to be paid by Vantapro to DNA without prior approval from the Insurance Commissioner in 2008.

(24)	Commitments and Contingencies

Darwin leases its office space.  The lease is non-cancelable and expires December 31, 2011. Darwin also leases certain office equipment, including copiers, postage machines, and fax machines under operating leases with initial lease terms greater than one year.

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, the future minimum lease payments during each of the next five years are as follows:

2007

Fiscal year ending:
2008	$1,036
2009	1,119
2010	1,079
2011	430
2012 and there after	—

Total lease payments for all future years	$3,664

The total rent expense for operating leases for the years ended December 31, 2007, 2006, and 2005 were $681, $654, and $635, respectively.

Darwin is subject to routine legal proceedings in the normal course of operating our business. The Company is not involved in any legal proceeding which could reasonably be expected to have a material adverse effect on its business, results of operations or financial condition.

(25)	Selected Quarterly Financial Data (Unaudited)

The following are summaries of the unaudited quarterly results of operations for 2007 and 2006:

					Total
	2007 Quarters				2007
	First	Second	Third	Fourth	Year
	(Dollars in thousands, except per share amounts)

Net earned premiums	$39,997	$46,378	$45,453	$49,072	$180,900
Net investment income	5,239	5,441	5,812	6,082	22,574
Realized investment gains (losses)	—	17	(43)	(2)	(28)

Total revenues	$45,236	$51,836	$51,222	$55,152	$203,446

Net earnings	$5,220	$7,752	$8,361	$10,909	$32,242

Earnings per share:
Basic	$0.32	$0.48	$0.51	$0.65	$1.96
Diluted	$0.31	$0.45	$0.49	$0.64	$1.89

					Total
	2006 Quarters				2006
	First	Second	Third	Fourth	Year

Net earned premiums	$27,304	$31,954	$34,971	$38,149	$132,378
Net investment income	3,360	3,763	4,512	4,807	16,442
Realized investment gains (losses)	(10)	(3)	(11)	36	12

Total revenues	$30,654	$35,714	$39,472	$42,992	$148,832

Net earnings	$2,788	$3,377	$4,006	$5,794	$15,965

Earnings per share:
Basic	$—	$0.13	$0.25	$0.36	$1.38
Diluted	$0.17	$0.10	$0.23	$0.34	$0.95

Darwin Professional Underwriters, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

(26)	Subsequent Events

On January 4, 2008, DPUI’s wholly-owned subsidiary, Evolution acquired Agency Marketing Services, Inc. and its affiliates, Allsouth Professional Liability, Inc. and Raincross Insurance, Inc. AMS is a regional program administrator and wholesale brokerage operation of specialty liability insurance products, including D&O and E&O, based in Florida. The acquisition was funded with available cash.

SCHEDULE I

Darwin Professional Underwriters, Inc. and Subsidiaries
Summary of Investments-Other Than
Investments in Related Parties
December 31, 2007

			Amount at
			Which Shown
		Fair	in the Balance
	Cost	Value	Sheet
	(Dollars in thousands)

Type of investment
Equity securities:
Preferred stocks	$4,000	$3,680	$3,680

Fixed maturities:
U.S. Government bonds and government agencies	40,473	41,359	41,359
State and municipal bonds	216,114	219,533	219,533
Mortgage/asset-backed Securities	125,501	126,124	126,124
Corporate bonds and notes	57,660	58,645	58,645

Total fixed maturities	439,748	445,661	445,661

Short-term Investments	107,597	107,597	107,597

Total Investments	$551,345	$556,938	$556,938

SCHEDULE II

Darwin Professional Underwriters, Inc.
Condensed Balance Sheets
of the Registrant
December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)

Assets
Cash	$6,217	$19,190
Premiums receivable (net of allowance for doubtful accounts of $75 as of December 31, 2007 and 2006)	3,740	10,592
Property and equipment at cost, less accumulated depreciation	1,783	1,895
Other assets	11,409	18,769
Investment in subsidiaries	245,177	213,959

Total assets	$268,326	$264,405

Liabilities and Stockholders’ Equity
Payable to insurance companies	$8,019	$40,084
Debt	5,000	—
Other liabilities	1,134	6,471

Total liabilities	14,153	46,555
Stockholders’ equity	254,173	217,850

Total liabilities and stockholders’ equity	$268,326	$264,405

These financial statements include the accounts of DPUI and, on an equity basis, its insurance subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

Darwin Professional Underwriters, Inc.
Condensed Statements of Operations
of the Registrant
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Revenues:
Net commission revenue	$40,585	$33,838	$28,394
Net investment income	3,744	502	340
Other income	—	—	14

Total revenues	44,329	34,340	28,748

Costs and Expenses:
Commissions and brokerage expenses	7,555	11,534	11,984
Other underwriting, acquisition and operating expenses	27,173	21,423	13,992
Other expenses	5,857	750	1,103

Total costs and expenses	40,585	33,707	27,079

Operating earnings	3,744	633	1,669
Equity in earnings of consolidated subsidiaries	41,663	22,618	4,314

Earnings from continuing operations, before income taxes	45,407	23,251	5,983
Income tax expense	13,165	7,286	2,276

Net earnings	$32,242	$15,965	$3,707

These financial statements include the accounts of DPUI and, on an equity basis, its insurance subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

Darwin Professional Underwriters, Inc.
Condensed Statements of Cash Flows
of the Registrant
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Cash flows provided by (used for) operating activities:
Net earnings	$32,242	$15,965	$3,707
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(28,625)	(15,744)	(2,758)
Stock-based compensation	1,173	984	—
Depreciation and amortization	670	601	422
Gain on the sale of fixed assets	—	—	(14)
Change in:
Premiums receivable	6,852	1,602	(18)
Other assets	7,360	(2,567)	(6,979)
Payable to insurance companies	(32,065)	5,921	5,239
Accrued expenses and other liabilities	(5,337)	1,828	1,243

Net cash provided by (used for) operating activities	(17,730)	8,590	842
Cash flows provided by (used for) investing activities:
Purchases of fixed assets	(558)	(616)	(1,292)
Proceeds from sales of fixed assets	—	—	26

Net cash provided by (used for) investing activities	(558)	(616)	(1,266)
Cash flows provided by (used for) financing activities:
Proceeds from Debt	5,000	—	—
Tax benefit on restricted stock vested	291	302	—
Proceeds from issuance of common stock- employee stock options	24	—	—
Proceeds from issuance of common stock	—	96,000	—
Issuance costs	—	(9,712)	—
Redemption of Series A Preferred Stock	—	(2,297)	—
Payment of Series C Preferred Stock	—	(2,465)	—
Redemption of Series B Convertible Preferred Stock	—	(81,526)	—

Net cash provided by (used for) financing activities	5,315	302	—
Net increase (decrease) in cash	(12,973)	8,276	(424)
Cash, beginning of period	19,190	10,914	11,338

Cash, end of period	$6,217	$19,190	$10,914

Supplemental disclosures of cash flow information:
Cash paid for federal and state income taxes	$18,762	$5,874	$4,572

SCHEDULE III

Darwin Professional Underwriters, Inc. and Subsidiaries
Supplementary Insurance Information

		At December 31,			For the Year Ended December 31,
			Future Policy					Benefits,
			Benefits,		Other Policy			Claims,
		Deferred Policy	Losses,	Gross	Claims and		Net	Losses and
		Acquisition	Claims and	Unearned	Benefits	Net Earned	Investment	Settlement
Year	Line of Business	Costs	Loss Expenses	Premiums	Payable	Premiums	Income	Expenses
		(Dollars in thousands)

2007	Property and Casualty Insurance	$13,814	$387,865	$141,126	$—	$180,900	$22,574	$101,278
2006	Property and Casualty Insurance	12,724	263,549	123,796	$—	132,378	16,442	88,619
2005	Property and Casualty Insurance	7,603	138,404	88,280	$—	84,698	4,920	58,606

		At December 31,
		Amortization
		of Deferred		Commissions
		Policy	Other	and	Net
		Acquisition	Operating	Brokerage	Premiums
Year	Line of Business	Costs	Expenses	Expenses	Written

2007	Property and Casualty Insurance	$26,756	$1,530	$22,618	$199,729
2006	Property and Casualty Insurance	15,603	6,000	14,609	157,004
2005	Property and Casualty Insurance	12,087	2,487	9,191	100,650

SCHEDULE IV

Darwin Professional Underwriters, Inc. and Subsidiaries
Reinsurance
For the years ended December 31, 2007, 2006, and 2005

				Assumed		Percentage
			Ceded to	from		of Amount
		Gross	Other	Other	Net	Assumed
Year	Line of Business	Amount (1)	Companies	Companies	Amount	to Net
		(Dollars in thousands)

2007	Property and Casualty	$279,601	$80,554	$682	$199,729	0.3%
2006	Property and Casualty	245,539	89,248	713	157,004	0.5%
2005	Property and Casualty	165,481	65,174	343	100,650	0.3%

(1)	Gross amount include direct and assumed premiums written by DNA, DSI and the Capitol Companies.

SCHEDULE V

Darwin Professional Underwriters, Inc. and Subsidiaries
Valuation and Qualifying Accounts

			Charged to	Charged to
		Balance at	Costs and	Other	Deductions	Balance at
Year	Description	January 1,	Expenses	Accounts	Describe	December 31,
		(Dollars in thousands)

2007	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	75	—	—	—	75
2006	Allowance for uncollectible reinsurance recoverables	—	—	—	—	—
	Allowance for uncollectible premiums receivable	50	25	—	—	75
2005	Allowance for uncollectible reinsurance recoverables	—	—	—	—	—
	Allowance for uncollectible premiums receivable	50	—	—	—	50

SCHEDULE VI

Darwin Professional Underwriters, Inc. and Subsidiaries
Supplementary Information Concerning
Insurance Operations

		At December 31,			For the Year Ended December 31,
Discount, if
any,
			Reserves for	Deducted in
			Unpaid	Reserves for
		Deferred	Claims and	Unpaid Claims
		Policy	Claim	and Claim	Gross
		Acquisition	Adjustment	Adjustment	Unearned	Net Earned	Net Investment
Year	Line of Business	Costs	Expenses	Expenses	Premiums	Premiums	Income
(Dollars in thousands)

2007	Property and Casualty Insurance	$13,814	$387,865	$—	$141,126	$180,900	$22,574
2006	Property and Casualty Insurance	12,724	263,549	—	123,796	132,378	16,442
2005	Property and Casualty Insurance	7,603	138,404	—	88,280	84,698	4,920

		At December 31,
		Claims and Claims
		Adjustment Expenses
				Amortization
				of Deferred	Paid Claims
				Policy	and Claim
		Current		Acquisition	Adjustment	Net Premiums
Year	Line of Business	Year	Prior Year	Costs	Expenses	Written

2007	Property and Casualty Insurance	$115,064	$(13,786)	$26,756	$16,716	$199,729
2006	Property and Casualty Insurance	90,879	(2,260)	15,603	8,503	157,004
2005	Property and Casualty Insurance	58,640	(34)	12,087	3,066	100,650

LIST OF EXHIBITS

Exhibit
Number		Description of Exhibit

3.1		Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Darwin Professional Underwriters Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2006, is incorporated herein by reference.
3.2		Amended and Restated By-laws, filed as Exhibit 3.2 to Amendment No. 4 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on May 16, 2006 (“Amendment No. 4 to the Form S-1”), is incorporated herein by reference.
4.1		Specimen Stock Certificate, filed as Exhibit 4.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
4.2		Registration Rights Agreement by and between Darwin Professional Underwriters, Inc. and Alleghany Insurance Holdings LLC, filed as Exhibit 4.1 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.
4.3		Master Agreement by and between Darwin Professional Underwriters, Inc. and Alleghany Corporation, filed as Exhibit 4.2 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.
10.1		Amended and Restated Employment Agreement dated November 11, 2005 between Darwin Professional Underwriters, Inc. and Stephen J. Sills, filed as Exhibit 10.1 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on March 10, 2006 (the “Form S-1”) is incorporated herein by reference.†
10.2		Amended and Restated Employment Agreement dated November 11, 2005 between Darwin Professional Underwriters, Inc. and Mark I. Rosen, filed as Exhibit 10.2 to the Form S-1, is incorporated herein by reference.†
10	.3.1	Investment Management Agreement dated July 1, 2004 by and between General Re-New England Asset Management and Alleghany Corporation, filed as Exhibit 10.3.1 to Amendment No. 1 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on April 17, 2006 (“Amendment No. 1 to the Form S-1”), is incorporated herein by reference.
10	.3.2	Amendment No. 1 dated June 1, 2005 to Investment Management Agreement dated July 1, 2004 by and between General Re-New England Asset Management and Alleghany Corporation, filed as Exhibit 10.3.2 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.4		Contribution and Exchange Agreement dated November 11, 2005 by and among Alleghany Insurance Holdings LLC, Darwin Group, Inc. and Darwin Professional Underwriters, Inc, filed as Exhibit 10.4 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.5		Amended and Restated Restricted Stock Plan of Darwin Professional Underwriters, Inc. effective as of November 11, 2005, filed as Exhibit 10.5 to the Form S-1, is incorporated herein by reference.†
10.6		Amended and Restated Long-Term Incentive Plan of Darwin Professional Underwriters, Inc. effective as of November 11, 2005, filed as Exhibit 10.6 to the Form S-1, is incorporated herein by reference.†
10.7		Amended Tax Sharing Agreement dated January 1, 2005 by and between Alleghany Insurance Holdings LLC and Darwin Professional Underwriters, Inc, filed as Exhibit 10.7 to the Form S-1, is incorporated herein by reference.
10.8		2006 Darwin Professional Underwriters, Inc. Stock Incentive Plan, filed as Exhibit 10.1 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.†
10.9		Darwin Professional Underwriters, Inc. Stock and Unit Plan for Non-Employee Directors, as amended by the Board of Directors, effective as of January 25, 2007, filed as Exhibit 10.9 to the Darwin Professional Underwriters, Inc. Annual Report on Form 10-K filed February 28, 2007, is incorporated herein by reference.†
10	.10.1	Program Administrator Agreement effective as of October 1, 2004 between American Professional Agency, Inc., Darwin Professional Underwriters, Inc., Darwin National Assurance Company, Platte River Insurance Company and Capitol Specialty Insurance Corporation, filed as Exhibit 10.10 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

Exhibit
Number		Description of Exhibit

10	.10.2	Amendment to Program Administrator Agreement effective as of October 1, 2004 between American Professional Agency, Inc., Darwin Professional Underwriters, Inc., Darwin National Assurance Company, Platte River Insurance Company and Capitol Specialty Insurance Corporation, filed as Exhibit 10.10.1 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.11		Program Administrator Agreement effective as of September 15, 2005 between Professional Underwriters and Darwin Professional Underwriters, Inc, filed as Exhibit 10.11 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.12		Underwriting Management Agreement effective as of December 12, 2003 by and between Platte River Insurance Corporation and the Darwin Professional Underwriters, Inc, filed as Exhibit 10.12 to the Form S-1, is incorporated herein by reference.
10.13		Underwriting Management Agreement effective as of June 1, 2003 by and between Capitol Indemnity Corporation and Darwin Professional Underwriters, Inc, filed as Exhibit 10.13 to the Form S-1, is incorporated herein by reference.
10.14		Underwriting Management Agreement effective as of June 1, 2003 by and between Capitol Specialty Insurance Corporation and Darwin Professional Underwriters, Inc, filed as Exhibit 10.14 to the Form S-1, is incorporated herein by reference.
10.15		Underwriting Management Agreement effective as of July 15, 2004 by and between Darwin National Assurance Company and Darwin Professional Underwriters, Inc, filed as Exhibit 10.15 to the Form S-1, is incorporated herein by reference.
10.16		Underwriting Management Agreement effective as of May 5, 2005 by and between Darwin Select Insurance Company and Darwin Professional Underwriters, Inc, filed as Exhibit 10.16 to the Form S-1, is incorporated herein by reference.
10	.17.1	Reinsurance Agreement effective as of July 1, 2004 between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.17 to the Form S-1, is incorporated herein by reference.
10	.17.2	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2004 between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.17.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
10	.18.1	Reinsurance Agreement effective as of July 1, 2004 between Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.18 to the Form S-1, is incorporated herein by reference.
10	.18.2	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2004 between Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.18.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
10	.19.1	Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.19.1 to the Form S-1, is incorporated herein by reference.
10	.19.2	Amendment effective as of October 1, 2005 to Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.19.2 to the Form S-1, is incorporated herein by reference.
10	.19.3	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2005 between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.19.3 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
10	.20.1	Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.20.1 to the Form S-1, is incorporated herein by reference.
10	.20.2	Amendment effective as of October 1, 2005 to Reinsurance Agreement effective as of July 1, 2005 by and among Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.20.2 to the Form S-1, is incorporated herein by reference.
10	.20.3	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2005 between Capitol Specialty Insurance Corporation and Darwin National Assurance Company, filed as Exhibit 10.20.3 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.

Exhibit
Number		Description of Exhibit

10	.21.1	Commutation and Release Agreement effective as of July 1, 2005 by and between Capitol Indemnity Corporation and Darwin National Assurance Company, filed as Exhibit 10.21.1 to the Form S-1, is incorporated herein by reference.
10	.21.2	Amendment effective as of October 1, 2005 to Commutation and Release Agreement effective as of July 1, 2005 by and between Capitol Indemnity Corporation and Darwin National Assurance Company. Reinsurance Agreement effective as of July 1, 2004 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.21.2 to the Form S-1, is incorporated herein by reference.
10	.22.1	Reinsurance Agreement effective as of July 1, 2004 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.22 to the Form S-1, is incorporated herein by reference.
10	.22.2	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2004 between Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.22.1 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
10	.23.1	Reinsurance Agreement effective as of July 1, 2005 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.23.1 to the Form S-1, is incorporated herein by reference.
10	.23.2	Amendment effective as of October 1, 2005 to Reinsurance Agreement effective as of July 1, 2005 by and among Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.23.2 to the Form S-1, is incorporated herein by reference.
10	.23.3	Amendment effective as of January 1, 2006 to Reinsurance Agreement effective July 1, 2005 between Platte River Insurance Company and Darwin National Assurance Company, filed as Exhibit 10.23.3 to Amendment No. 4 to the Form S-1, is incorporated herein by reference.
10.24		Excess of Loss Reinsurance Contract effective as of July 1, 2003 by and among Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.24 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.25		Excess Cession Reinsurance Contract effective as of October 1, 2003 (originally effective as of January 1, 2004) by and among Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.25 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.26		Excess of Loss Reinsurance Contract effective as of October 1, 2003 (originally effective as of January 1, 2004) by and among Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.26 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.27		Psychiatrists Professional and Office Liability Quota Share effective as of October 1, 2004 by and among Darwin National Assurance Company, Capitol Specialty Insurance Corporation and any other associated, affiliated or subsidiary companies of Alleghany Insurance Holdings, Ltd. and the Reinsurers signatory thereto, filed as Exhibit 10.27 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.28		Excess Cession Reinsurance Contract effective as of January 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.28 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.29		Excess Cession Reinsurance Contract effective as of September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.29 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.30	Excess of Loss Reinsurance Contract effective as of January 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.30 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.31	Excess of Loss Reinsurance Contract effective as of April 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.31 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.32	First Excess Cession Reinsurance Contract effective as of April 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.32 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.33	Quota Share Reinsurance Contract effective as of September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.33 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.34	Second Excess Cession Reinsurance Contract effective as of April 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC and the Reinsurers signatory thereto, filed as Exhibit 10.34 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.35	Office Lease dated February 1, 2005 by and between Lancdon Limited Partnership and Darwin Professional Underwriters, Inc, filed as Exhibit 10.35 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.36	Software License Agreement dated November 21, 2003 by and between OneShield, Inc. and Darwin Professional Underwriters, Inc, filed as Exhibit 10.36 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.37	Software and Services Agreement effective as of November 9, 2004 between Valley Oak Systems, Inc. and Darwin Professional Underwriters, Inc, filed as Exhibit 10.37 to Amendment No. 1 to the Form S-1, is incorporated herein by reference.
10.38	Excess Cession Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.38 to Amendment No. 2 to Darwin Professional Underwriters, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-132355) filed on May 3, 2006 (“Amendment No. 2 to the Form S-1”), is incorporated herein by reference.
10.39	Excess of Loss Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.39 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.40	Excess Cession Reinsurance Contract effective September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.40 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.41	Excess of Loss Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.41 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.42	First Excess Cession Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.42 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.43	Second Excess Cession Reinsurance Contract effective April 1, 2006 by and among Darwin National Assurance Company, Darwin Select Insurance Company and/or any other associated, affiliated or subsidiary companies of Darwin Professional Underwriters, Inc., including business assumed by the Reassured from Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.43 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.44	Quota Share Reinsurance Contract effective September 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto and Addendums No. 1 and 2 thereto, filed as Exhibit 10.44 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.45	Professional Liability Excess of Loss Reinsurance Contract effective October 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Professional Government Underwriters and/or Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.45 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.46	Excess of Loss Reinsurance Contract effective November 1, 2005 by and among Darwin National Assurance Company, Darwin Select Insurance Company, Capitol Indemnity Corporation, Platte River Insurance Company and/or any other associated, affiliated or subsidiary companies of Alleghany Insurance Holding LLC, but only in respect of business underwritten by Darwin Professional Underwriters, Inc. and the Reinsurers signatory thereto, filed as Exhibit 10.46 to Amendment No. 2 to the Form S-1, is incorporated herein by reference.
10.47	2006 Employees’ Restricted Stock Plan, filed as Exhibit 10.3 to Darwin Professional Underwriters Inc.’s Current Report on Form 8-K filed on May 23, 2006, is incorporated herein by reference.†

Exhibit
Number		Description of Exhibit

10	.48.1	Trust Agreement, effective as of September 1, 2006 among DARWIN NATIONAL ASSURANCE COMPANY, as Grantor, CAPITOL INDEMNITY CORPORATION, as Beneficiary and THE BANK OF NEW YORK, as Trustee, filed as Exhibit 10.48.1 to Darwin Professional Underwriter, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2006, is incorporated herein by reference.
10	.48.2	Trust Agreement, effective as of September 1, 2006 among DARWIN NATIONAL ASSURANCE COMPANY, as Grantor, CAPITOL SPECIALITY INSURANCE COMPANY, as Beneficiary and THE BANK OF NEW YORK, as Trustee, filed as Exhibit 10.48.2 to Darwin Professional Underwriter, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2006, is incorporated herein by reference.
10	.48.3	Trust Agreement, effective as of September 1, 2006 among DARWIN NATIONAL ASSURANCE COMPANY, as Grantor, PLATTE RIVER INSURANCE COMPANY, as Beneficiary and THE BANK OF NEW YORK, as Trustee, filed as Exhibit 10.48.3 to Darwin Professional Underwriter, Inc.’s Quarterly Report on Form 10-Q filed on November 7, 2006, is incorporated herein by reference.
10	.49.1	CREDIT AGREEMENT dated as of March 23, 2007 among DARWIN PROFESSIONAL UNDERWRITERS, INC., The Lenders Party thereto and JPMORGAN CHASE BANK, NATIONAL ASSOCIATION, as Administrative Agent, filed as Exhibit 10.1, to the Darwin Professional Underwriters, Inc. Current Report on Form 8-K, filed March 26, 2007, is incorporated herein by reference.
10	.49.2	Subsidiary Guaranty, dated as of March 23, 2007 between Darwin Group Inc. and JPMorgan Chase Bank, National Association, in its capacity as administrative agent (the “Administrative Agent”) under the Credit Agreement dated as of March 23, 2007, filed as Exhibit 10.2, to the Darwin Professional Underwriters, Inc. Current Report on Form 8-K, filed March 26, 2007, is incorporated herein by reference.
10	.49.3	Pledge Agreement, dated as of March 23, 2007, among Darwin Professional Underwriters, Inc. and Darwin Group, Inc. and JPMorgan Chase Bank, National Association, in its capacity as administrative agent (the “Administrative Agent”) under the Credit Agreement dated as of March 23, 2007, filed as Exhibit 10.3, to the Darwin Professional Underwriters, Inc. Current Report on Form 8-K, filed March 26, 2007, is incorporated herein by reference.
10.50		Form of Darwin Professional Underwriters, Inc. 2006 Stock Incentive Plan EMPLOYEE STOCK OPTION AGREEMENT, filed as Exhibit 99.3 to the Darwin Professional Underwriters, Inc. Current Report on Form 8-K, filed May 8, 2007, is incorporated herein by reference.†
10.51		Form of Darwin Professional Underwriters, Inc. 2006 Stock Incentive Plan RESTRICTED STOCK AGREEMENT, filed as Exhibit 99.4 to the Darwin Professional Underwriters, Inc. Current Report on Form 8-K, filed May 8, 2007, is incorporated herein by reference.†
14		Code of Business Conduct and Ethics, filed as Exhibit 14 to the Darwin Professional Underwriters Inc. Annual Report on Form 10-K filed on February 28, 2007, is incorporated herein by reference.
21		List of subsidiaries of Darwin Professional Underwriters, Inc.
23		Consent of KPMG LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements the related schedules of Darwin Professional Underwriters, Inc. and subsidiaries and its attestation report in Registration Statement No. 333- 145214 on Form S-3 and in Registration Statements No. 333-134416 and 333-134417 on Form S-8 of Darwin Professional Underwriters, Inc. of its report dated February 28, 2008.
31.1		Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit
Number	Description of Exhibit

32.1	Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
32.2	Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Indicates a management contract or compensatory plan.