Form 10-Q
period 2008-03-31
Darwin Professional Underwriters Inc
filed 2008-05-06
CIK 1355795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

Commission file number: 001-32883

Darwin Professional Underwriters, Inc.
(Exact name of registrant as specified in its charter)

Delaware	03-0510450
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9 Farm Springs Road
Farmington, Connecticut 06032
(Address of principal executive offices) (Zip Code)

(860) 284-1300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☑
The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at May 1, 2008 was 17,007,046 shares.

Darwin Professional Underwriters, Inc.
Quarterly Report on Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Darwin Professional Underwriters, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS:
Available for sale securities, at fair value:
Equity securities (cost: 2008, $4,000; 2007, $4,000)	$3,358	$3,680
Fixed maturity securities (amortized cost: 2008, $513,520; 2007, $439,748)	520,778	445,661
Short-term investments, at cost which approximates fair value	82,110	107,597

Total investments	606,246	556,938

Cash	6,387	7,469
Premiums receivable (net of allowance for doubtful accounts of $75 as of March 31, 2008 and December 31, 2007)	22,037	30,986
Reinsurance recoverable on paid and unpaid losses	144,912	136,370
Ceded unearned reinsurance premiums	47,382	43,244
Deferred insurance acquisition costs	14,210	13,814
Property and equipment at cost, less accumulated depreciation	1,839	1,783
Goodwill and intangible assets	12,448	7,455
Net deferred income tax asset	13,848	13,546
Other assets	17,861	15,530

Total assets	$887,170	$827,135

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Loss and loss adjustment expense reserves	$410,948	$387,865
Unearned premium reserves	151,294	141,126
Reinsurance payable	24,490	20,999
Debt	5,000	5,000
Income taxes payable	5,824	1,155
Accrued expenses and other liabilities	20,274	16,817

Total liabilities	617,830	572,962

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock; $0.01 par value; authorized 50,000,000 shares; issued and outstanding 17,007,046 shares at March 31, 2008 and 17,025,501 shares at December 31, 2007	170	170
Additional paid-in capital	204,226	204,583
Retained earnings	60,650	45,790
Accumulated other comprehensive income	4,294	3,630

Total stockholders’ equity	269,340	254,173

Total liabilities and stockholders’ equity	$887,170	$827,135

See accompanying notes to Condensed Consolidated Financial Statements.

Darwin Professional Underwriters, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2007
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Net premiums earned	$51,983	$39,997
Net investment income	6,069	5,239
Other income	73	—

Total revenues	$58,125	$45,236

Costs and expenses:
Losses and loss adjustment expenses	19,964	25,470
Commissions and brokerage expenses	6,446	5,180
Other underwriting, acquisition and operating expenses	7,200	6,485
Other expenses, primarily variable long-term incentive compensation	3,477	577
Interest expense	69	—

Total costs and expenses	37,156	37,712

Earnings before income taxes	20,969	7,524
Income tax expense	6,109	2,304

Net Earnings	$14,860	$5,220

Basic earnings per share:
Net earnings per share	$0.88	$0.32

Weighted average shares outstanding	16,891,858	16,126,882

Diluted earnings per share:
Net earnings per share	$0.87	$0.31

Weighted average shares outstanding	17,086,472	17,074,730

See accompanying notes to Condensed Consolidated Financial Statements.

Darwin Professional Underwriters, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows provided by (used for) operating activities:
Net earnings	$14,860	$5,220
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred insurance acquisition costs	(7,221)	(7,612)
Amortization of deferred acquisition costs	6,825	6,177
Deferred income taxes	(689)	(1,236)
Depreciation	200	172
Amortization of investment discounts and premiums	(14)	(946)
Stock-based compensation	(357)	390
Change in:
Premiums receivable	8,949	8,800
Reinsurance recoverable on paid and unpaid losses	(8,542)	(12,770)
Ceded unearned reinsurance premiums	(4,138)	(2,828)
Income taxes payable	4,544	2,431
Other assets	(1,071)	(1,225)
Loss and loss adjustment expense reserves	23,083	29,124
Unearned premium reserves	10,168	11,772
Reinsurance payable	3,491	4,028
Accrued expenses and other liabilities	(207)	(1,776)

Net cash provided by (used for) operating activities	49,881	39,721

Cash flows provided by (used for) investing activities:
Maturities of available-for-sale securities	10,964	8,417
Purchases of available-for-sale securities	(85,232)	(48,140)
Net sales (purchases) of short-term investments	26,098	(21,463)
Purchases of fixed assets	(154)	(298)
Acquisition of companies, net of cash acquired	(2,639)	—

Net cash provided by (used for) investing activities	(50,963)	(61,484)

Cash flows provided by (used for) financing activities:
Net cash provided by (used for) financing activities	—	—

Net increase (decrease) in cash	(1,082)	(21,763)
Cash, beginning of period	7,469	26,873

Cash, end of period	$6,387	$5,110

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$33	$—
Cash paid during the period for income taxes	$2,306	$1,139
See accompanying notes to Condensed Consolidated Financial Statements

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(1) Organization and Basis of Presentation
(a) Organization
     Darwin Professional Underwriters, Inc. (DPUI), headquartered in Farmington, Connecticut, is a majority-owned publicly-traded insurance underwriting subsidiary of Alleghany Insurance Holdings, LLC (AIHL), which is a wholly-owned subsidiary of Alleghany Corporation (Alleghany).
     DPUI was formed in March 2003 as an underwriting manager for certain insurance company subsidiaries of Alleghany, a publicly traded company, pending the establishment or acquisition of separate insurance companies for the DPUI business. Effective September 1, 2003, DPUI entered into underwriting management agreements with three wholly-owned subsidiaries of Alleghany: Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, and Platte River Insurance Company (collectively, the Capitol Companies), to underwrite and administer specialty liability insurance business. DPUI’s specialty liability insurance business consists primarily of directors and officers liability (D&O), errors and omissions liability (E&O), medical malpractice liability, and general liability insurance.
     On February 3, 2004, Darwin Group, Inc. (Darwin Group), a wholly-owned subsidiary of AIHL, was formed as an insurance holding company for the purpose of acquiring Darwin National Assurance Company (DNA). DNA was acquired on May 3, 2004 as a wholly-owned subsidiary of Darwin Group. As of March 31, 2008, DNA is licensed to write property and casualty insurance on an admitted basis in 50 U.S. jurisdictions (including the District of Columbia) and is eligible to operate on an excess and surplus lines basis in one additional state (Arkansas). On May 2, 2005, DNA acquired Darwin Select Insurance Company (Darwin Select), as a wholly-owned insurance company subsidiary. As of March 31, 2008, Darwin Select is licensed to write property and casualty insurance on an admitted basis in Arkansas (its state of domicile) and is eligible to operate on an excess and surplus lines basis in 49 additional U.S. jurisdictions.
     Effective as of January 1, 2006, Darwin Group was contributed by Alleghany to DPUI.
     In November 2007, DPUI formed Evolution Underwriting Inc. (Evolution) as a new subsidiary to serve as a holding company for our non-risk bearing insurance operations. On January 4, 2008, Evolution acquired the stock of three affiliated insurance distribution entities in Florida: Agency Marketing Services, Inc., All-South Professional Liability, Inc. and Raincross Insurance, Inc. (collectively referred to as AMS).
     On November 30, 2007, DNA acquired Midway Insurance Company of Illinois from Fireman’s Fund. That entity, which we have renamed Vantapro Specialty Insurance Company (Vantapro), is domiciled in Illinois and licensed by Illinois to transact certain lines of property and casualty insurance business. Vantapro has filed an application to redomesticate to Arkansas.
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
     The Capitol Companies (in respect of the business produced by DPUI and issued on polices of the Capitol Companies) receive underwriting, claims management, and administrative services from Darwin.
     DPUI’s products are marketed through independent producers located throughout the United States.
     Collectively these operations are referred to as “Darwin” or the “Company.”
(b) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Darwin have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. This report should be read in conjunction with the Annual Report of Darwin on the 2007 Form 10-K. The condensed consolidated financial statements at

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
March 31, 2008 and 2007 are unaudited, but reflect all adjustments (consisting of normal recurring adjustments and the elimination of intercompany transactions and balances) which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods covered thereby. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future period. The condensed consolidated balance sheet has been derived from the December 31, 2007 audited consolidated financial statements, but does not include all of the information disclosures required by GAAP. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates.
(2) New Accounting Standards
     In September 2006, FASB Statement No. 157, Fair Value Measurements was issued. This Statement provides guidance for using fair value to measure assets and liabilities. The Statement does not expand the use of fair value in any new circumstances. The Statement is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Darwin has adopted the provisions for this Statement as of January 1, 2008, and the implementation did not have any material impact on the Company’s results of operations or financial condition.
     In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. On January 1, 2008, Darwin adopted the statement but did not elect any of the optional provisions contained within the pronouncement.
     In December 2007, FASB Statement No. 141 (revised 2007), Business Combinations, was issued. The Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. This Statement is effective for the first annual reporting period beginning after December 15, 2008. Darwin will adopt the statement for all business combinations initiated after December 31, 2008.
     In December 2007, FASB Statement 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), was issued. SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Darwin will adopt SFAS 160 for all business combinations initiated after December 31, 2008.
     The Securities and Exchange Commission released Staff Accounting Bulletin No. 110 (“SAB 110”) in December 2007. SAB 110 allows a company to continue to elect beyond December 31, 2007, under certain circumstances, the simplified method in developing an estimate of expected term of share options in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments. Darwin has used the simplified method since its initial public offering (IPO) in May 2006 and will continue to use the method due to the limited period of time its equity shares have been publicly traded. Darwin adopted SAB 110 as of January 1, 2008, and the implementation did not have a material impact on its results of operations or financial condition.
(3) Purchase Accounting
     On January 4, 2008, Evolution closed the purchase of all the issued and outstanding shares of the three AMS affiliated insurance distribution entities in Florida.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Reinsurance
(a) Ceded
     We reinsure a portion of our business with other insurance companies. Ceding reinsurance permits us to diversify risk and limit our exposure to loss arising from large or unusually hazardous risks or catastrophic events in addition to frequency risks. We are subject to credit risk with respect to our reinsurers, as ceding risk to reinsurers does not relieve us of liability to our insureds. To mitigate reinsurer credit risk, we cede business to reinsurers only if they meet our requirement of an A.M. Best rating of “A-” (Excellent). If a reinsurer’s A.M. Best rating falls below “A-” (Excellent), or better, our contract with the reinsurer generally provides that we may prospectively terminate the reinsurer’s participation in our reinsurance program upon 30 days’ notice.
     In general we retain the first $1 million of loss per claim across most classes of business including many of the E&O classes, private and non-profit D&O, short-line railroad liability and most medical malpractice classes. However for commercial D&O, healthcare management and Financial Institution (FI) D&O, managed care and FI E&O we retain the first $2 million of loss per claim. On other specific classes we retain lower limits that currently range from $0.35 million to $0.5 million of loss per claim. In addition we retain various additional amounts known as co-insurances that vary between 10% and 25% of the limits above these retentions. The following table provides more details of our retentions and the maximum amount we retain for the largest policy amount that we write.
     Generally, there are two types of traditional reinsurance, treaty reinsurance and facultative (individual risk) reinsurance.
We purchase treaty reinsurance and, as described below, in certain cases we purchase facultative reinsurance.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
     Treaty Reinsurance. Our treaty reinsurance program consists of excess of loss reinsurance:

Treaty Reinsurance Coverages in Effect at March 31, 2008
Total Company
Retention at
	Product Lines	Maximum Policy	Reinsurance	Description of	Maximum Limit
Treaty	Covered	Limits Offered	Coverage	Company Retention	Offered
Professional Lines(1)(2)	Commercial, Healthcare and FI D&O and FI E&O	$20 million per claim for A-Side D&O; $15 million per claim for Healthcare D&O; and $10 million per claim for all other classes	$18 million excess of $2 million per claim for A-Side D&O; $13 million excess of $2 million for Healthcare D&O; $8 million excess of $2 million per claim for all other classes	First $2 million per claim; 25% of the next $3 million of loss per claim; 15% of the next $10 million of loss per claim; and 10% of the next $5 million of loss per claim	$4.75 million per claim for A-Side D&O; $4.25 million per claim for Healthcare D&O; and $3.5 million per claim for all other classes

Professional Lines(1)(2)	Private and Non-Profit D&O, E&O (Technology E&O, Lawyers Professional E&O for law firms with fewer than 100 lawyers, Insurance Agents E&O, Insurance Company E&O, Miscellaneous Professional E&O, and Media)	$15 million per claim for Private and Non-Profit D&O and Insurance Agents E&O; and $10 million per claim for all other classes	$14 million excess of $1 million per claim for Private and Non- Profit D&O and Insurance Agents E&O; $9 million excess of $1 million per claim for all other classes	First $1 million per claim; 25% of the next $4 million of loss per claim; and 15% of the next $10 million of loss per claim	$3.5 million per claim for Private and Non-Profit D&O and Insurance Agents E&O; $2.75 million per claim for all other classes

Managed Care E&O(1)	Managed Care E&O	$20 million per claim for Managed Care E&O	$18 million excess of $2 million per claim	First $2 million per claim; 25% of the next $3 million of loss per claim; 15% of the next $5 million of loss per claim; and 10% of the next $10 million of loss per claim	$4.5 million per claim

Medical Malpractice(1) (2)	Physicians, Hospitals, Miscellaneous Medical Facilities	$11 million per claim	$10 million excess of $1 million per claim	First $1 million per claim; 15% of loss in excess of $1 million per claim	$2.5 million per claim

Psychiatrists	Psychiatrists Professional Liability	$2 million per claim	$1.5 million excess of $0.5 million per claim	$0.5 million per claim	$0.5 million per claim

Psychologists	Psychologists E&O Liability	$2 million per claim	$1.50 million excess of $0.5 million per claim	$0.5 million per claim	$0.5 million per claim

Public Entity(1)	Municipal Entity and Public Officials, Police and Governmental Employees E&O	$5 million per claim	$4.65 million excess of $0.35 million per claim	First $0.35 million per claim	$0.35 million per claim

Shortline Railroad General Liability(1)	Shortline Railroad General Liability	$10 million per claim	$9 million excess of $1 million per claim	First $1 million per claim and 10% of the next $4 million of loss per claim	$1.4 million per claim

(1)	Caps or aggregate limits apply to various layers of coverage as set forth in each reinsurance contract.

(2)	Effective April 1, 2008 the structure of certain of our major treaties changed as indicated in the table below. All other reinsurance coverages were unchanged.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

Treaty Reinsurance Coverages in Effect Beginning April 1, 2008
Total Company
				Description of	Retention at
	Product Lines	Maximum Policy	Reinsurance	Company	Maximum Limit
Treaty	Covered	Limits Offered	Coverage	Retention	Offered
Professional Lines(1)	Commercial, Healthcare and FI D&O, FI E&O and Managed Care E&O	$20 million per claim for A-Side D&O and Managed Care E&O; $15 million per claim for Healthcare D&O; and $10 million per claim for all other classes	$18 million excess of $2 million per claim for A-Side D&O and Managed Care E&O; $13 million excess of $2 million for Healthcare D&O; $8 million excess of $2 million per claim for all other classes	First $2 million per claim; 25% of the next $3 million of loss per claim; 15% of the next $15 million of loss per claim	$5.0 million per claim for A-Side D&O and Managed Care; $4.25 million per claim for Healthcare D&O; and $3.5 million per claim for all other classes

Professional Lines(1)	Private and Non-Profit D&O, E&O (Technology E&O and Network Risk, Lawyers Professional E&O for law firms with fewer than 100 lawyers, Insurance Agents E&O, Insurance Company E&O, Miscellaneous Professional E&O and Media)	$15 million per claim for Private and Non-Profit D&O, Insurance Agents, Technology and Miscellaneous Professional E&O and Media; and $10 million per claim for all other classes	$14 million excess of $1 million per claim Private and Non-Profit D&O, Insurance Agents, Technology and Miscellaneous Professional E&O and Media; $9 million excess of $1 million per claim for all other classes	First $1 million per claim; 25% of the next $4 million of loss per claim; and 15% of the next $10 million of loss per claim	$3.5 million per claim for Private and Non-Profit D&O, Insurance Agents, Technology and Miscellaneous Professional E&O and Media; $2.75 million per claim for all other classes

Medical Malpractice(1)	Physicians, Hospitals	$16 million per claim	$15 million excess of $1 million per claim	First $1 million per claim; 15% of loss in excess of $1 million per claim	$3.25 million per claim

(1)	Caps or aggregate limits apply to various layers of coverage as set forth in each reinsurance contract.
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
     Facultative Reinsurance. If a particular risk that we would like to write falls outside of the underwriting parameters of our treaty reinsurance, we utilize the facultative reinsurance market which provides reinsurance on a case by case basis with respect to a single risk, exposure or policy. Generally, facultative reinsurance enables us to take advantage of opportunities that arise from time to time to write specific, one-off risks on terms that we believe to be favorable.
     (b) Reinsurance Effect on Operations
     Net premiums written, net premiums earned, and net losses and LAE incurred including reinsurance activity for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Net Premiums Written:
Direct premiums written	$72,500	$63,083
Assumed premiums written — Capitol Companies	7,443	11,195
Assumed premiums written — other	100	—
Ceded premiums written	(22,029)	(25,336)

Net premiums written	$58,014	$48,942

Net Premiums Earned:
Direct premiums earned	$59,998	$46,900
Assumed premiums earned — Capitol Companies	9,685	15,426
Assumed premiums earned — other	191	178
Ceded premiums earned	(17,891)	(22,507)

Net premiums earned	$51,983	$39,997

Net Losses and LAE Incurred:
Direct losses and LAE incurred	$34,120	$30,329
Assumed losses and LAE incurred — Capitol Companies	(5,582)	7,920
Assumed losses and LAE incurred — other	120	105
Ceded losses and LAE incurred	(8,694)	(12,884)

Net losses and LAE incurred	$19,964	$25,470

     The net premiums written table above presents our gross premiums written on the policies of the Capitol Companies (Assumed premiums written — Capitol Companies) as well as gross premiums written directly and assumed on the policies of DNA and Darwin Select (Direct and assumed premiums written). Since DNA and Darwin Select obtained its own A.M. Best rating of “A—” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and we believe that insureds in certain classes of our business (primarily public D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we expect to write the majority of our future business on policies of our insurance company subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. For the three month periods ended March 31, 2008 and 2007, we

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
wrote $7.4 million and $11.2 million, respectively, of gross premiums through our arrangement with the Capitol Companies, representing 9.3% and 15.1%, respectively, of the total gross premiums produced by DPUI. All business written by DPUI on policies of the Capitol Companies is fully reinsured by DNA.
     Ceded premiums written were reduced for the three months ended March 31, 2008 and 2007 by $3,747 and $362, respectively, due to favorable adjustments of the 2004 through 2007 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2003 through 2007 accident years reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during the 2004 through 2007 accident years.
     In September 2006, the Company established three reinsurance security trusts with sufficient assets to adequately collateralize the reinsurance obligations to the Capitol Companies for the amounts assumed by Darwin. The trust balances are adjusted on a quarterly basis to ensure that the assets held in trust are sufficient to meet Darwin’s obligations to the Capitol Companies under the reinsurance agreements between the Capitol Companies and Darwin. The investments held in the trusts had a market value of $212,930 and $217,609 as of March 31, 2008 and December 31, 2007, respectively, and are included in total investments on the condensed consolidated balance sheets. The obligations due to the Capitol Companies pertaining to the reinsurance agreements were $198,617 and $209,067 as of March 31, 2008 and December 31, 2007, respectively.
(5) Loss and LAE Reserves
     The following table provides a reconciliation of the beginning and ending loss and LAE reserves, net of reinsurance, as shown in the Company’s condensed consolidated financial statements for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Gross reserves balance at beginning of period	$387,865	$263,549
Less reinsurance recoverables on unpaid losses	(136,012)	(96,258)

Net reserves balance at beginning of period	251,853	167,291
Incurred losses and LAE, net of reinsurance, related to:
Current period	31,642	26,303
Prior periods	(11,678)	(833)

Total loss and LAE incurred	19,964	25,470

Paid losses and LAE, net of reinsurance, related to:
Current period	809	644
Prior periods	4,421	5,696

Total paid losses and LAE	5,230	6,340

Net reserve balance at March 31,	266,587	186,421
Plus reinsurance recoverables on unpaid losses	144,361	106,252

Gross reserves balance at March 31,	$410,948	$292,673

     Darwin continually reviews its loss and LAE reserves and the related reinsurance recoverables. Differences between estimated and ultimate payments are reflected in expense for the period in which the estimates are changed. The actuarial estimates are based on industry claim experience and our own experience and consider current claim trends and premium volume, as well as social and economic conditions. While Darwin has recorded its best estimate of loss and LAE reserves as of March 31, 2008 and 2007, it is possible these estimates may materially change in the future.
     The increase in gross and net loss and LAE reserves for the three month period ended March 31, 2008 compared to the same period in 2007 primarily reflects increased net premiums earned for all lines of business and limited paid loss activity for the current and prior accident years. For the three months ended March 31, 2008 and 2007, these increases are offset by a reduction in prior year losses and LAE incurred of $11,678 and $833, respectively, due to favorable development on net loss

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
and LAE reserves recorded for accident years 2003 through 2007, primarily related to Darwin’s D&O and medical malpractice lines of business.
(6) Capital Stock
     The Company filed a shelf registration statement on Form S-3 with the SEC which became effective August 20, 2007.  The Form S-3 registered for possible future sale up to 9,371,096 shares of DPUI common stock (equal to approximately 55% of the total issued and outstanding), all of which are currently owned by AIHL, a wholly-owned subsidiary of Alleghany.  The filing was in response to AIHL’s exercise of its demand registration right under the Registration Rights Agreement dated May 18, 2006.  In the demand registration notice, AIHL advised that it had no present plan to sell any of its DPUI common stock, but that it was exercising its registration right in order to provide flexibility in the event that it decides to sell some or all of its shares in the future.  The filing of the shelf registration statement does not obligate AIHL to sell any shares, and Darwin would not receive any proceeds from a sale of shares by AIHL.
(7) Share-Based Compensation
     The Company has four share-based payment plans for employees and non-employee directors: the 2003 Restricted Stock Plan (as amended November 2005), the 2006 Stock Incentive Plan, the 2006 Employees’ Restricted Stock Plan and the 2006 Stock and Unit Plan for Non-employee Directors (Directors Plan). The plans are described in Note 13 to the Consolidated Financial Statements contained in the 2007 Form 10-K.
     The Company has recorded total share-based compensation (recovery) expense of $(357) and $390 for the three months ended March 31, 2008 and 2007, respectively. The decrease in the compensation expense for the three months period ended March 31, 2008 was due to greater than anticipated restricted stock and stock option forfeitures. During the three months ended March 31, 2008 and 2007, a deferred tax (expense) benefit of $(151) and $156, respectively, was recorded that relates to the stock-based compensation (recovery) expense.
     The activity in the 2003 Restricted Stock Plan, 2006 Employee Restricted Stock Plan and 2006 Stock Incentive Plans for the three month period and related outstanding shares and options as of March 31, 2008 are as follows:

	2003 Restricted		2006 Employees’		2006 Stock Incentive Plan
	Stock Plan		Restricted Stock Plan		Restricted Stock		Stock Options
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Vesting		Vesting		Vesting		Exercise
	Shares	Price	Shares	Price	Shares	Value	Shares	Value
Outstanding at beginning of year	82,500	$16.00	8,185	$16.00	43,295	$25.07	254,208	$19.51

Granted	—	—	—	—	55,138	$22.56	164,536	$22.56

Options exercised or restricted stock vested	—	—	—	—	(806)	$25.30	—	—

Forfeited	(61,875)	$16.00	(670)	$16.00	(11,048)	$23.73	(47,468)	$20.90

Outstanding at end of period	20,625	$16.00	7,515	$16.00	86,579	$23.64	371,276	$20.69

     On February 27, 2008, the Company granted, under the terms of the 2006 Stock Incentive Plan, non-qualified stock options and restricted stock. The options are exercisable for ten years from the date of grant and vest at an annual rate of 25% on each anniversary of the grant date, provided that the option holder is still employed by DPUI. The fair value of the options was estimated at $7.56 per share on the date of the grant using the Black-Scholes option pricing model. The expected term is based on the vesting period “simplified” method; or 6.25 years. The Company uses the simplified method due to the limited period of time its equity shares have been publicly traded. The stock price volatility for the awards was 26.4%, an estimate based on the average stock price volatility data for the expected term for similar property and casualty insurance

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
companies. The risk-free interest rate assumption for the grant was based on the 6.25 year U.S. Treasury note for the expected term, which was 3.165%. The Company does not anticipate paying dividends during the expected term of the grant. The February 27, 2008 restricted stock grant was issued at a fair market value of $22.56 per share, the average of the high and low market price on the grant date. The terms for the award provide for vesting over a four-year period from the date of grant, with 50% of the restricted stock vesting on the third anniversary of the date of grant and the remaining 50% of the restricted stock vesting on the fourth anniversary of the date of grant. In February 2008, 18,993 stock options vested (became exercisable) with a weighted average exercise price of $25.30. As of March 31, 2008, 53,372 options were exercisable and 317,904 options were not vested.
     For the three months ended March 31, 2008, there were no unit shares granted or forfeited under the Directors Plan. As of March 31, 2008, 25,270 share units were outstanding.
(8) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2008	2007
Net earnings-numerator for basis and diluted earnings per share	$14,860	$5,220

Weighted average common shares outstanding- denominator for basic earnings per share	16,891,858	16,126,882

Effect of dilutive securities:
Restricted stock	150,369	936,224
Options	21,088	—
Share units	23,157	11,624

Weighted average common shares outstanding-denominator for dilutive earnings per share	17,086,472	17,074,730

Basic earnings per share	$0.88	$0.32

Dilutive earnings per share	$0.87	$0.31

     The diluted weighted average common shares outstanding exclude stock options with exercise prices greater than the average market price of Company’s common stock during the period because their inclusion would be anti-dilutive. The number of such anti-dilutive stock options for the three months ended March 31, 2008 and 2007 was 154,200 and 37,953, respectively.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(9) Comprehensive Income
     The Company’s total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2008	2007
Net earnings	$14,860	$5,220
Other comprehensive income (loss):
Add (deduct) unrealized gains (losses) on investments, net of taxes	664	98

Total comprehensive income	15,524	$5,318

     The tax expense for the unrealized gains on investments for the three months ended March 31, 2008 and 2007 was $359 and $57, respectively.
(10) Income Taxes
     Income tax expense for the three months ended March 31, 2008 and 2007 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. For the three months ended March 31, 2008, the Company recorded a tax expense of $6,109, or a consolidated tax rate of 29.1%, compared to a tax expense of $2,304, reflecting a consolidated tax rate of 30.6%, for the three months ended March 31, 2007. The lower consolidated tax rate for the three month period in 2008 compared to 2007 was primarily attributable to an increase in investment income received on tax-exempt municipal securities.
(11) Related Party Transactions
     Darwin’s condensed consolidated statement of operations reflects fees due to the Capitol Companies for business produced by DPUI and written on the policies of the Capitol Companies. These fees were $223 and $336 for the three months ended March 31, 2008 and 2007, respectively. The fee is calculated based on 3.0% of premiums written by Darwin on policies issued by the Capitol Companies. Darwin reimbursed the Capitol Companies separately for premium taxes and guaranty assessment fees. The reimbursements of expenses were $127 and $172 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, Darwin had payables of $55 and $189, respectively, to the Capitol Companies for such fees and expenses.
     Certain of Darwin’s expenses, primarily its directors and officers liability insurance and its audit fees, have been paid directly by Alleghany and then reimbursed by Darwin to Alleghany. Darwin reimbursed Alleghany for expenses of $66 and $50 in connection with these charges for the three months ended March 31, 2008 and 2007, respectively.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(12) Segments
     Darwin’s specialty liability insurance operations comprise one business segment. The specialty liability insurance business consists primarily of four lines of business: D&O liability, E&O liability, general liability, and medical malpractice liability insurance. Management organizes the business around the professional specialty liability insurance market and related products. Our Chief Operating Decision Maker (President and Chief Executive Officer) reviews results and operating plans and makes decisions on resource allocations on a company-wide basis. The Company’s specialty liability insurance business is produced through brokers, agents and program administrators throughout the United States.
     Net premiums earned for the four lines of business is not available as the Company purchases reinsurance that covers parts of more than one line of business, and the Company does not allocate reinsurance costs to each line of business. In addition, as reinsurance costs and structure vary by treaty and the underlying risks and limit profiles of the various products can differ materially, a pro rata allocation of reinsurance across each line of business would not be representative of the actual cost of reinsurance for the line of business. As a result, the net premiums written and earned may not be proportional to the gross premiums written and earned.
     The following table presents the Company’s four specialty liability products’ gross premiums written and earned for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
Gross premiums written:
Directors and Officers	$9,104	$8,838
Errors and Omissions	42,198	42,803
General Liability	895	—
Medical Malpractice Liability	27,846	22,637

Total	$80,043	$74,278

Gross premiums earned:
Directors and Officers	$9,797	$10,010
Errors and Omissions	33,987	29,717
General Liability	303	—
Medical Malpractice Liability	25,787	22,777

Total	$69,874	$62,504

(13) Commitments and Contingencies
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

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(14) Fair Value Accounting
Fair Value of Financial Instruments
     The estimated carrying values and fair values of Darwin’s financial instruments as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investments	$606,246	$606,246	$556,938	$556,938

Liabilities
Debt*	$5,000	$5,000	$5,000	$5,000

*	The carrying amount of the debt is estimated to approximate fair value.
SFAS No. 157 was issued in September 2006 and adopted by Darwin as of January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are not adjusted for transaction costs.  In addition, SFAS No. 157 establishes a three-tiered hierarchy for inputs used in measuring fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are ones that market participants would use in pricing a financial instrument.  Unobservable inputs are ones that reflect the belief about the assumptions that market participants would use in pricing a financial instrument based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	“Level 1”: Valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. For Darwin, assets utilizing Level 1 inputs generally include short-term investments and U.S. Government debt securities, where valuations are based on quoted market prices.

•	“Level 2”: Valuations are based on quoted prices in markets that are not deemed to be sufficiently “active”, or involve direct or indirect observable market inputs, such as prices for similar securities. For Darwin, assets utilizing Level 2 inputs generally include certain preferred stock and debt securities (other than debt issued by the U.S. Government). Third-party dealer quotes are typically utilized for these types of fixed income securities. In developing such quotes, dealers will utilize the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security.

•	“Level 3”: Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment. For Darwin, assets utilizing Level 3 inputs are limited to an asset-backed security from one issuer. The fair value of this one issuer’s investment is predicated on valuations of the underlying assets provided by brokers dealing regularly in this particular type of security with similar underlying characteristics. In developing their valuations, the brokers will look at recent transactions in a comparable security with like collateral, current credit rating(s) of the security along with the current economic environment associated with the underlying collateral to arrive at a final valuation.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
     The estimated fair values of Darwin’s invested assets by balance sheet caption and level as defined above as of March 31, 2008 and December 31, 2007 are as follows:

March 31, 2008	Level 1	Level 2	Level 3	Total

Assets
Equity securities	$—	$3,358	$—	$3,358
Fixed maturities	$15,383	$500,505	$4,889	$520,777
Short-term investments	$82,110	$—	$—	$82,110

Total investments	$97,493	$503,864	$4,889	$606,246

December 31, 2007	Level 1	Level 2	Level 3	Total

Assets
Equity securities	$—	$3,680	$—	$3,680
Fixed maturities	$14,846	$424,876	$5,940	$445,661
Short-term investments	$107,597	$—	$—	$107,597

Total investments	$122,443	$428,556	$5,940	$556,938

     At both March 31, 2008 and December 31, 2007, the Level 3 investments consist of two securities from one issuer. The decrease in fair value of $1.0 million from December 31, 2007 to March 31, 2008 was driven by changes in market value for these two securities. There were no new purchases or sales of investments in this category in the first quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes included herein. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited December 31, 2007 Consolidated Financial Statements and Notes thereto, as presented in our Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K), as filed on February 29, 2008 with the Securities and Exchange Commission (SEC), for an expanded company history, a detailed discussion of risk factors that may affect our business and additional information.
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
     Factors that could cause actual events or results to differ materially from our forward-looking statements include, but are not limited to, the following: global economic conditions which could affect the market for specialty liability insurance generally as well as alter the intensity of competition within our markets; changes in the laws, rules and regulations which apply to our insurance companies and which affect how they do business; effects of newly-emerging claim and coverage issues on our insurance businesses, including adverse judicial decisions or regulatory rulings; unexpected loss of key personnel or higher-than-anticipated turnover within our staff; effects of rating agency policies and practices which could impact our insurance companies’ claims paying and financial strength ratings; market developments affecting the availability and/or the cost of reinsurance, including changes in the recoverability of reinsurance receivables; the impact on financial results of actual claims levels’ exceeding our loss reserves, or changes in the level of loss reserves estimated to be necessary; the impact of industry changes required as a result of insurance industry investigations by state and federal authorities; developments within the securities markets which affect the price or yield on investment securities we purchase and hold in our investment portfolio; our inability for any reason to execute announced and/or future strategic initiatives as planned; and other factors identified in filings with the SEC, including the risk factors set forth in the Form 10-K.
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
Our History
     DPUI was originally formed by Stephen Sills, our President and Chief Executive Officer, and Alleghany in March 2003 as an underwriting manager to underwrite professional liability coverages in the D&O, E&O and medical malpractice liability lines for three insurance companies that are wholly-owned subsidiaries of Alleghany: Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation and Platte River Insurance Company (which we refer to, collectively, as the Capitol Companies). DPUI also writes the same professional liability coverages on policies issued by its wholly-owned carriers, Darwin National Assurance Company (DNA) and Darwin Select Insurance Company (Darwin Select). Since inception, we have had full responsibility for managing the business produced by DPUI and issued on policies of the Capitol Companies, including responsibility for obtaining reinsurance on such business and responsibility for administering claims. Whenever we refer to business generated, written or produced by Darwin, we include business produced by DPUI and written on policies of the Capitol Companies (whether before or after the acquisitions of DNA and Darwin Select), all of which policies are now fully reinsured by DNA.

     In February 2004, Alleghany formed Darwin Group, Inc. (“Darwin Group”), a wholly-owned subsidiary of Alleghany, in order to acquire DNA, an admitted insurance company domiciled in Delaware, from Aegis Holding, Inc., a subsidiary of Associated Electric & Gas Insurance Services Limited. At the time of acquisition, DNA (then named U.S. Aegis Insurance Company) was licensed in 40 states. As of March 31, 2008, DNA was licensed in 50 U.S. jurisdictions, and is eligible to write on a surplus lines basis in the one remaining state (Arkansas).
     In May 2005, Darwin Group, through its subsidiary DNA, acquired Darwin Select, a surplus lines insurance company (then named Ulico Indemnity Company) domiciled in Arkansas from Ulico Casualty Company, a subsidiary of ULLICO Inc. As of March 31, 2008, Darwin Select was licensed to write insurance in Arkansas, was eligible to operate on a surplus lines basis in 49 U.S. jurisdictions.
     In November 2007, Vantapro (then named Midway Insurance Company of Illinois) was acquired from Fireman’s Fund. Vantapro has one state license (Illinois), but it had not been writing insurance business for several years. Vantapro has filed for regulatory approval to be re-domesticated to Arkansas, and will look to expand its licensed capability to other states.
     In November 2007, Evolution was formed by DPUI as a new subsidiary to serve as a holding company for our non-risk bearing insurance operations. Concurrently, we announced that Evolution had agreed to acquire all of the stock of the three affiliated insurance distribution entities in Florida, referred to herein as AMS. On January 4, 2008, Evolution acquired AMS, a regional program administrator and wholesale brokerage operation based in Florida.
Ongoing Arrangements with the Capitol Companies
     Since the Company’s inception, the Company has written some of its business on behalf of the Capitol Companies. These policies are written by the Capitol Companies pursuant to the underwriting management agreements currently in effect and are fully reinsured by DNA. DNA collateralizes any reinsurance payables and unearned premium due to the Capitol Companies through these reinsurance trusts which are funded in amounts at least equal to 100% of the reinsurance payables and unearned premiums outstanding.
     Since November 2005, when DNA and Darwin Select obtained their own A.M. Best ratings of “A-” (Excellent), DPUI has written coverage on policies issued by DNA or Darwin Select whenever possible. Regulatory constraints prevent our writing on DNA in some states, however. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and insureds in certain classes (primarily public company D&O) require policies issued by an “A” rated insurer. Consequently, although we write the majority of our business on DNA or Darwin Select policies, we continue to depend for a portion of our business on our ability to underwrite policies issued by the Capitol Companies’ subsidiaries, under the underwriting management agreements with each of them, each of which is fully reinsured by DNA. For the year ended December 31, 2007, we wrote gross premiums of $42.9 million (15.3% of our total gross premium written) through the Capitol Companies arrangement. During the first three months of 2008, $7.4 million, or 9.3% of the total gross premiums underwritten by DPUI, was written on policies of the Capitol Companies. Of the first quarter 2008 amount, $2.7 million related to business where our insured required a policy from an A.M. Best “A” rated carrier. While our reliance on the Capital Companies arrangement related to regulatory constraints has greatly diminished, we do not expect that our issuance of policies written on the Capitol Companies for the insureds who require an A.M. Best rating of “A” (Excellent) will decline so long as our rating is “A-” (Excellent). Most of the insureds in this category are public companies purchasing D&O insurance.
     The following table indicates the amount of public company D&O gross premiums written in each of the periods presented as a percentage of total gross premiums written for such period. Management believes that public company D&O is the most rating sensitive class of business we write and, accordingly, that it provides the best available indicator of our level of rating sensitive business.

	Three Months ended
	March 31,
	2008	2007
	(Dollars in millions)
Public D&O Gross Premiums Written	$3.7	$5.1
Total Gross Premiums Written	$80.0	$74.3
Percentage of Total Represented by Public D&O	4.6%	6.9%
     The fees charged to Darwin for the issuance of Capitol Companies’ policies in respect of business produced by DPUI during the first three months of 2008 were 3.0% of gross premiums written. In addition, under the fee arrangements, Darwin is required to reimburse the Capitol Companies for direct expenses that they incur in connection with the issuance of Darwin-

produced policies (such as premium taxes and guaranty association assessments). Pursuant to the fee arrangements, Darwin incurred fees payable to the Capitol Companies of $0.2 million in the first quarter of 2008, and reimbursed the Capitol Companies an additional $0.1 million during the first quarter of 2008 for direct expenses incurred, in connection with the business written on policies of the Capitol Companies.
     The term of the underwriting management agreements between DPUI and the Capitol Companies runs from June 1 through May 31 of each year. However, either party may terminate effective upon an expiration date, provided that the terminating party provides 60 days prior notice of termination. In addition, a Capitol Company may terminate at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in DPUI or upon a sale of all or substantially all of the assets of DPUI to a person other than Alleghany or an affiliate of Alleghany. DPUI may terminate its underwriting management agreement with a Capitol Company at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in the subject Capitol Company or upon a sale of all or substantially all of the assets of the subject Capitol Company to any person other than Alleghany or an affiliate of Alleghany. Effective as of the end of 2007, DPUI delegated the performance of obligations under the underwriting management agreements to its subsidiary, DNA, with the Capital Companies’ consent.
Our Condensed Consolidated Financial Information
     The accompanying historical condensed consolidated financial statements are presented on a basis that reflects the actual business written by DPUI, regardless of the originating insurance carrier, and include the stand-alone operations of DPUI, Darwin Group and its subsidiaries, DNA, Darwin Select and Vantapro, Evolution and its AMS subsidiaries, and certain assets, liabilities and results of operations of the Capitol Companies resulting from the business produced by DPUI and issued on policies of the Capitol Companies. All of the business produced by DPUI and issued on policies of the Capitol Companies was reinsured by DNA for all periods presented in these financial statements.
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
     For each line of business, Darwin uses two methodologies. These methodologies are generally accepted actuarial methods for estimating IBNR and are as follows:
     1) The Bornhuetter-Ferguson (B-F) methodology. This methodology utilizes:
a) Darwin’s initial expected loss ratio. Darwin selects this ratio based primarily on historical insurance industry results. “Loss ratio” means the ratio of loss and ALAE to premiums earned (i.e., that portion of property and casualty premiums written that apply to the expired portion of the policy term).
b) Expected reporting and development patterns for losses and ALAE. We utilize historical insurance industry results for Darwin’s product lines of insurance.
c) Darwin’s actual reported losses and ALAE.
The B-F method blends actual reported losses with expected losses based on insurance industry experience.
2) The Expected Loss Ratio methodology. This methodology applies the expected loss and ALAE ratio to premiums earned. Darwin’s selected expected loss and ALAE ratios under this method are based primarily on historical insurance industry results adjusted for price and loss trends by product line.
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
     The weight applied to the B-F indication for each experience year is 0% at 12 months of maturity. The weights increase to 100% over a period; the length of which depends on the credibility of the experience year.
     Complementary weights are applied to the Expected Loss Ratio methodology for each experience year. This is designed to provide both stability (Expected Loss Ratio method) and moderate responsiveness (B-F method) in determining loss and ALAE reserves.
     In the fourth quarter of 2007, we selectively revised weights. Specifically, for accident years 2003 and 2004, a detailed review of the remaining open claims strengthened our confidence that loss emergence for certain lines of business is developing better than expected. We therefore began adjusting loss ratios for these lines of business more quickly toward the B-F indications than would occur using our standard weights as discussed above. In general, such adjustments will be considered each quarter as loss experience for each accident year matures.
     In the first quarter of 2008, we revised weights for accident years 2006 and 2007. The adjustment results in the indications for these years responding more quickly to emerging loss experience while continuing to maintain what we believe to be an appropriate balance between our two actuarial methodologies. We made this change because our loss emergence for 2006 and 2007 has been moderate and stable while the size of the book of business is much larger than the book written in our earlier years. This stability and increased size now allows us to place more credibility in the emerging results.
     For the three months ended March 31, 2008, the impact of this change in estimate resulting collectively from the actuarial weighting methodology and management judgment was a net reduction of $11.7 million, or 2.9%, of the total March 31, 2008 net loss and ALAE reserves, reflecting overall favorable loss and ALAE emergence for the 2003 through 2007 accident years. Of the $11.7 million, approximately $5.1 million of the reduction was due to the change in the weighting. Additionally, for the three months ended March 31, 2008, these adjustments resulted in a reduction to ceded written premium of $3.7 million. The portion of these reductions attributable to the change in weighting for the 2006 and 2007 accident years is $3.0 million for loss and ALAE reserves and $2.0 million for ceded premium.
     As mentioned above, ULAE represents claims-related expenses that do not arise from and cannot be assigned to specific claims, such as the general expense of maintaining an internal claims department. In calculating our ULAE reserve, we use a generally accepted methodology that assumes that (1) 50% of ULAE is incurred when a claim is first reported and analyzed and a case reserve is established, and (2) the remaining 50% of ULAE is incurred over the life of the claim. The ULAE reserve is determined by applying a fixed percentage to 50% of our loss and ALAE case reserves and 100% of our loss and ALAE IBNR reserves. We selected a fixed percentage of 3.2% based on our analysis of insurance industry averages.
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
     For the three months ended March 31, 2008 and 2007, Darwin experienced average price decreases on its renewal policies of 13.0% and 8.0%, respectively, across all its product lines. We believe that these decreases are not unusual during the insurance pricing cycle. Without mitigating factors, such as favorable loss emergence, such reductions in prior price levels could result in a commensurate increase in the expected loss and LAE ratio that is utilized in actuarial methodologies.
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
     Darwin establishes its best estimate for liabilities for loss and LAE reserves. Because of the high level of uncertainty regarding the setting of liabilities for loss and LAE reserves, it is the practice of Darwin to engage, at least annually, an outside actuary to evaluate and opine on the reasonableness of these gross and net liabilities. Based on the Company’s analyses and the external actuarial opinions as of December 31, 2007, management believes that the reserves for loss and LAE established as of December 31, 2007 and March 31, 2008 are adequate and represent the best estimate of Darwin’s liabilities. For December 31, 2007, our external actuaries issued unqualified statements of actuarial opinion as to the reasonableness of the statutory reserves for each of DNA and Darwin Select. These unqualified statements were filed with the insurance departments of the respective states of domicile of DNA and Darwin Select (Delaware and Arkansas). The statements of actuarial opinion issued by our external actuaries indicate that the opinions may be relied upon only by DNA, Darwin Select and the insurance departments of the various states with which the companies file annual statutory statements.
     The following tables show the breakdown of our reserves between case reserves, IBNR reserves and ULAE reserves, both gross and net of reinsurance:

	Gross Loss and LAE Reserves
	At March 31, 2008				At December 31, 2007
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)
Other liability, claims-made	$31,847	$216,952	$6,273	$255,072	$27,020	$204,768	$5,884	$237,672
Other liability, occurrence	1,178	3,488	110	4,776	20	4,114	110	4,244
Medical malpractice liability, claims-made	20,197	124,934	5,538	150,669	20,382	119,787	5,331	145,500
Private passenger auto liabilty (1)	300	131	—	431	300	149	—	449

Total	$53,522	$345,505	$11,921	$410,948	$47,722	$328,818	$11,325	$387,865

Percentage of total gross reserves	13.0%	84.1%	2.9%	100.0%	12.3%	84.8%	2.9%	100.0%

	Loss and LAE Reserves, Net of Reinsurance
	At March 31, 2008				At December 31, 2007
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
Other liability, claims-made	$24,372	$131,492	$6,237	$162,101	$22,329	$123,333	$5,848	$151,510
Other liability, occurrence	513	2,970	107	3,590	20	3,102	110	3,232
Medical malpractice liability, claims-made	16,442	78,914	5,540	100,896	16,976	74,804	5,331	97,111
Private passenger auto liabilty (1)	—	—	—	—	—	—	—	—

Total	$41,327	$213,376	$11,884	$266,587	$39,325	$201,239	$11,289	$251,853

Percentage of total net reserves	15.5%	80.0%	4.5%	100.0%	15.6%	79.9%	4.5%	100.0%

(1)	Private passenger auto liability reserves are gross outstanding reserves from the acquisition of Vantapro. These reserves are 100% ceded to Fireman’s Fund, the former parent of Vantapro.
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
     The tables below present the potential changes in Darwin’s gross loss reserves as of March 31, 2008 (assumes no benefit from reinsurance), before and after the effect of tax, that could result based upon changes of the key assumptions underlying our selected loss reserving methodologies:
Pre-Tax

	Change in Loss
	Development / Emergence
	5% Average		5% Average
Change in Expected Loss and LAE Ratio	Decrease	No Change	Increase
	(Dollars in thousands)
5 percentage point increase	$5,560	$25,416	$43,286
No change	(18,267)	—	16,679
5 percentage point decrease	(42,492)	(25,416)	(10,325)
After-Tax (Assumes a 35% tax rate)

	Change in Loss
	Development / Emergence
	5% Average		5% Average
Change in Expected Loss and LAE Ratio	Decrease	No Change	Increase
	(Dollars in thousands)
5 percentage point increase	$3,614	$16,520	$28,136
No change	(11,874)	—	10,841
5 percentage point decrease	(27,620)	(16,520)	(6,711)
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
     In general we retain the first $1 million of loss per claim across most classes of business including many of the E&O classes, private and non-profit D&O, short-line railroad liability, and most medical malpractice classes. However for commercial, healthcare and FI D&O, managed care and FI E&O we retain the first $2 million of loss per claim. On other specific classes we retain lower limits that currently range from $0.35 million to $0.5 million of loss per claim. In addition we retain various additional amounts known as co-insurances that vary between 10% and 25% of the limits above these retentions.
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
     Part of our evaluation of whether particular securities are other-than-temporarily impaired involves assessing whether we have both the intent and ability to continue to hold securities in an unrealized loss position. Since our formation in March 2003, we have not sold any securities held in our investment portfolio for the purpose of generating cash to pay claims or dividends or to meet any other expense or obligation. Accordingly, we believe that our sale activity supports our ability and intent to continue to hold securities in an unrealized loss position until our cost may be recovered. Based on management’s review of the factors above, no securities are considered to be other-than-temporarily impaired.
     Given recent rating agency actions on sub-prime securities, we performed additional procedures to review for any impairment on our mortgage/asset-backed securities that are classified as sub-prime mortgage obligations. Based on these procedures, we do not believe we have any other-than-temporarily impaired fixed income securities classified as “sub-prime” or Alt-A mortgage obligations.
     Certain asset-backed and municipal securities held by Darwin are backed by a financial guarantee insurance policy from a mono-line insurance guarantor (“mono-lines”) to strengthen the overall credit quality of the security.  These mono-lines have historically been rated at the highest credit quality ratings from the major rating agencies (Standard & Poor’s, Moody’s and Fitch). Recent volatility in the credit market, particularly related to the sub-prime credit market, has caused large losses for these mono-lines, reduced their capital and put their credit ratings at risk. Several have been downgraded and/or are on a negative credit watch list by the major rating agencies.  When a security is backed by a mono-line insurance company guarantee, and that mono-line has a credit rating higher than the underlying credit rating of the issuer, it may trade at a price higher than it would if there was no guarantee. A subsequent downgrade of that mono-line insurance carrier’s credit rating could have an adverse impact on the fair market value of the securities that are backed by that mono-line carrier’s insurance guarantee. When acquiring fixed income securities that are backed by a financial guarantee insurance policy, Darwin’s investment philosophy is to evaluate the credit quality of the underlying issuer assuming that no insurance guarantee is in place and purchase those securities based upon the assumption that no insurance policy would be available to make payment on the securities.
     Deferred Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2008, net deferred tax assets of $13.8 million were recorded consisting of gross deferred tax assets of $22.0 million and gross deferred tax liabilities of $8.2 million. The net deferred asset at December 31, 2007 was

$13.5 million, with gross deferred tax assets of $21.3 million and gross deferred tax liabilities of $7.8 million. The increase in the net deferred tax assets was primarily due to deferred tax assets for discounting of loss and LAE reserves, unearned premium reserves, net unrealized losses on investment securities and accrued expenses.
     Darwin regularly assesses the recoverability of its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible as well as our year to date 2008 taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near or longer term, if estimates of future taxable income during the carry forward period are reduced.
     The critical accounting estimates described above should be read in conjunction with Darwin’s other accounting policies as they are described in Note 2 to the December 31, 2007 consolidated financial statements presented in our 2007 Form 10-K. The accounting policies described in Note 2 require Darwin to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, but do not meet the level of materiality required for a determination that the accounting policy is a critical accounting policy. On an ongoing basis, Darwin evaluates its estimates, including those related to the value of long-lived assets, bad debts, deferred insurance acquisition costs, and contingencies and litigation. Darwin’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     New Accounting Standards
     In September 2006, FASB Statement No. 157, Fair Value Measurements was issued. This Statement provides guidance for using fair value to measure assets and liabilities. The Statement does not expand the use of fair value in any new circumstances. The Statement is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Darwin has adopted the provisions for this Statement as of January 1, 2008, and the implementation did not have any material impact on the Company’s results of operations or financial condition.
     In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, at specified election dates, with unrealized gains and losses reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. On January 1, 2008, Darwin adopted the statement but did not elect any of the optional provisions contained within the pronouncement.
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
     In December 2007, FASB Statement 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) was issued. SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Darwin will adopt SFAS 160 for all business combinations initiated after December 31, 2008.
     The Securities and Exchange Commission released Staff Accounting Bulletin No. 110 (“SAB 110”) in December 2007. SAB 110 allows a company to continue to elect beyond December 31, 2007, under certain circumstances, the simplified method in developing an estimate of expected term of share options in accordance with Statement of financial Accounting Standard No. 123 (revised 2004), Share-Based Payments. Darwin has used the simplified method since its initial public offering (IPO) in May 2006 and will continue to use the method due to the limited period of time its equity shares have been publicly traded. Darwin adopted SAB 110 as of January 1, 2008, and the implementation did not have a material impact on its results of operations and financial condition.

Condensed Consolidated Results of Operations
     The following table sets forth our consolidated results of operations and underwriting results (dollars in thousands). All significant inter-company accounts and transactions have been eliminated.

	Three Months Ended
	March 31,		% Change
	2008	2007	2008 vs 2007
	(Dollars in thousands)
Insurance Revenues:
Gross premiums written	$80,043	$74,278	7.8%
Ceded premiums written	(22,029)	(25,336)	(13.1)%

Net premiums written	58,014	48,942	18.5%
Increase in unearned premiums	(6,031)	(8,945)	(32.6)%

Net premiums earned	51,983	39,997	30.0%
Net investment income	6,069	5,239	15.8%
Other income	73	—	100.0%

Total revenues	58,125	45,236	28.5%

Costs and Expenses:
Losses and loss adjustment expenses incurred	19,964	25,470	(21.6)%
Commissions and brokerage expenses	6,446	5,180	24.4%
Other underwriting, acquisition and operating expenses	7,200	6,485	11.0%
Other expenses, primarily variable long-term incentive compensation	3,477	577	502.6%
Interest expense	69	—	100.0%

Total costs and expenses	37,156	37,712	(1.5)%

Earnings before income taxes	20,969	7,524	178.7%

Income tax expense	6,109	2,304	165.2%

Net earnings	$14,860	$5,220	184.7%

	Three Months Ended
	March 31,		% Change
	2008	2007	2008 vs 2007
Underwriting ratios to net premiums earned:
Loss ratio (1)	38.4%	63.7%	(25.3)%

Commissions and brokerage expense ratio (2)	12.4%	13.0%	(0.6)%
Other underwriting, acquisition and operating expense ratio (3)	13.9%	16.1%	(2.2)%

Total expense ratio (4)	26.3%	29.1%	(2.8)%

Combined ratio (5)	64.7%	92.8%	(28.1)%

Net premiums written/gross premiums written	72.5%	65.9%	6.6%
Ceded premiums written/gross premiums written	27.5%	34.1%	(6.6)%
Net premiums earned/net premiums written	89.6%	81.7%	7.9%

(1)	Loss ratio is calculated by dividing total losses and loss adjustment expenses incurred by net premiums earned.

(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.

(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned. Excludes other expenses which primarily consist of the Company’s long-term incentive plan.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.

(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.

Quarter-ended March 31, 2008 Compared to Quarter-ended March 31, 2007
     Net earnings. Darwin reported net earnings of $14.9 million for the quarter ended March 31, 2008 compared to $5.2 million for the quarter ended March 31, 2007. The increase in net earnings is due primarily to significant increases in net premiums earned (which is the portion of net premiums written that is recognized for accounting purposes as income during the period), favorable development of prior year loss reserves, and higher net investment income, partially offset by an increase in commission and underwriting expenses. Darwin reported a combined ratio of 64.7% in the first quarter of 2008 compared with a combined ratio of 92.8% in the first quarter of 2007. The improvement in the combined ratio primarily reflects the favorable development of prior year loss and LAE reserves. Darwin recognized approximately $11.5 million in earnings ($7.5 million, net of tax) in the first quarter of 2008, from the change in estimate of prior year loss and LAE reserves and the corresponding ceded premium, net of incentive compensation and profit-sharing expenses. Darwin’s net investment income increased to $6.1 million in the first quarter of 2008 as compared to $5.2 million in the first quarter of 2007 primarily driven by an increase in average invested assets.
     Gross premiums written. Gross premiums written were $80.0 million for the quarter ended March 31, 2008, compared to $74.3 million for the quarter ended March 31, 2007, an increase of $5.7 million, or 7.8%. The increase in gross premiums written during the first quarter of 2008 compared to the first quarter of 2007 reflects growth primarily in Darwin’s medical malpractice line of business. Of the $80.0 million of gross premiums written in the first quarter of 2008, approximately $27.8 million was attributable to medical malpractice liability business, $42.2 million was attributable to E&O business, $9.1 million was attributable to D&O business and $0.9 million was attributable to general liability business.
     Our medical malpractice liability gross premiums written increased by $5.2 million to $27.8 million for the quarter ended March 31, 2008, compared to $22.6 million for the quarter ended March 31, 2007. This resulted from the writing of new medical malpractice liability policies for gross premiums written of approximately $14.3 million, primarily in our hospital professional liability, miscellaneous medical facility and senior living facility classes of business, and the renewal of existing policies for $13.5 million gross premiums written. Due to competitive pricing pressures, Darwin experienced an average decrease in rate for our medical malpractice liability renewal business in the first quarter of 2008 of approximately 12.9% when compared to the first quarter of 2007.
     Our E&O gross premiums written decreased by $0.6 million to $42.2 million for the quarter ended March 31, 2008, compared to $42.8 million for the quarter ended March 31, 2007. Competitive pricing in our managed care E&O class of business was a significant contributor to the decrease in E&O premiums in the quarter ended March 31, 2008. We wrote new E&O policies of approximately $7.1 million and renewed expiring policies for $35.1 million of gross premiums written for the quarter ended March 31, 2008. New business writings were primarily in our managed care, lawyers and insurance agents E&O classes of business. Darwin experienced a decrease in average rate for our E&O business in the first quarter of 2008 of approximately 12.9% when compared to the first quarter of 2007. This decrease in rate was primarily the result of competitive pricing pressures in our managed care, lawyers and insurance agents E&O classes of business.
     Our D&O gross premiums written increased by $0.3 million to $9.1 million for the quarter ended March 31, 2008, compared to $8.8 million for the quarter ended March 31, 2007. We wrote new policies for D&O gross premiums written of approximately $3.6 million for the quarter ended March 31, 2008, and we renewed policies for $5.6 million of gross premiums written. Our average premium rate for D&O business renewed in the first quarter of 2008 decreased by 13.8% when compared to the first quarter of 2007, due principally to competitive pricing pressure.
     Ceded premiums written. Ceded premiums written were $22.0 million for the quarter ended March 31, 2008, compared to $25.3 million for the quarter ended March 31, 2007, a decrease of $3.3 million or 13.1%. The ratio of ceded premiums written to gross premiums written was 27.5% for the quarter ended March 31, 2008 compared to 34.1% for the quarter ended March 31, 2007. Ceded premiums written were reduced in the quarter ended March 31, 2008 by $3.7 million due to a favorable adjustment of the 2003 through 2007 accident year loss results. This compares to a reduction of $0.4 million recorded in first quarter of 2007. The decrease in our estimate of expected ultimate losses incurred for the 2003 through 2007 accident years reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during the 2004 through 2007 accident years. The decrease in ceded premiums written as a percentage of gross premiums written was attributable to the reduction to ceded premiums described above, the growth in classes of business for which Darwin ceded lesser amounts under our reinsurance contracts and due to the restructuring of our reinsurance program for policies written beginning on April 1, 2007. This reinsurance program utilized less variable rated reinsurance and generally reduced the overall cost of reinsurance on each policy.

     Net premiums written. Net premiums written were $58.0 million for the quarter ended March 31, 2008, compared to $48.9 million for the quarter ended March 31, 2007, an increase of $9.1 million or 18.5%. The growth in net premiums written is attributable to the growth in gross premiums written and the decrease in ceded premiums written.
     Net premiums earned. Net premiums earned were $52.0 million for the quarter ended March 31, 2008 compared to $40.0 million for the quarter ended March 31, 2007, an increase of $12.0 million or 30.0%. The increase in net premiums earned is attributable to the growth in net premiums written as described above. The ratio of net premiums earned to net premiums written was 89.6% for the quarter ended March 31, 2008 and 81.7% for the quarter ended March 31, 2007. The increase in the ratio of net premiums earned to net premiums written for the quarter ended March 31, 2008 compared to the same quarter in 2007 was due primarily to the reduction of ceded premiums as discussed above.
     Net investment income and realized investment gains (losses). Net investment income increased to $6.1 million for the quarter ended March 31, 2008 compared to $5.2 million for the quarter ended March 31, 2007, an increase of $0.9 million, or 15.8%. The increase in net investment income was the result of an increase in average invested assets as of March 31, 2008 compared to March 31, 2007 primarily due to the growth in our business. The book investment yield was 4.40% on investments held at March 31, 2008 as compared to 4.89% on investments held at March 31, 2007. The decrease in book investment yield was primarily attributable to the investment of operating cash flows in mostly lower yielding tax-exempt municipal fixed maturity securities. Darwin did not recognize any realized losses in the first quarter of 2008 or the first quarter of 2007.
     Losses and LAE incurred. Losses and LAE incurred were $20.0 million for the quarter ended March 31, 2008 compared to $25.5 million for the quarter ended March 31, 2007, a decrease of $5.5 million or 21.6%. Losses and LAE incurred decreased over the comparable periods for the prior year due to the actual and anticipated reinsurance recoveries for the losses (including a provision for recoveries on IBNR losses and LAE), offset by new estimated losses on the increased premium volume. During the first quarter of 2008, Darwin recognized favorable loss development of $11.7 million net of anticipated reinsurance recoveries on the 2003 through 2007 accident years. Darwin’s loss ratio for the quarter ended March 31, 2008 decreased to 38.4% compared to 63.7% for the quarter ended March 31, 2007. The decrease in loss ratio for the first quarter of 2008 compared to the same period in 2007 was primarily due to adjustments totaling $15.4 million ($11.7 million to net losses incurred and $3.7 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 through 2007 accident years.
     Commissions and brokerage expenses. Commissions and brokerage expenses were $6.4 million for the quarter ended March 31, 2008 compared to $5.2 million for the quarter ended March 31, 2007, an increase of $1.2 million or 24.4%. The increase in commissions and brokerage expenses is attributable to growth in net premiums earned as well as the increase in profit-sharing expenses related to certain programs. The ratio of commissions and brokerage expenses to net premiums earned decreased to 12.4% for the quarter ended March 31, 2008 from 13.0% for the quarter ended March 31, 2007. The decrease in the commission and brokerage expense ratio for the quarter ended March 31, 2008 compared to the same quarter of 2007 is primarily driven by the reduction in ceded premiums of $3.7 million recorded in first quarter of 2008 related to the favorable loss development. This resulted in higher net earned premiums and a lower commission expense ratio in the first quarter of 2008.
Other underwriting, acquisition and operating expenses. Other underwriting, acquisition and operating expenses were $7.2 million for the quarter ended March 31, 2008 compared to $6.5 million for the quarter ended March 31, 2007, an increase of $0.7 million or 11.0%. The increase is primarily attributable to an increase in personnel costs incurred to support the growth in premiums and general expenses incurred in connection with the expansion of our business. The ratio of other underwriting, acquisition and operating expenses to premiums earned decreased to 13.9% for the quarter ended March 31, 2008 from 16.1% for the quarter ended March 31, 2007. This ratio as well as the total expense ratio excludes other expenses which primarily consist of the Company’s long-term incentive plan. This decrease was driven by the reduction in ceded premiums of $3.7 million recorded in first quarter of 2008 related to the favorable loss development as well as a reduction in stock compensation expense associated with the increase of actual and estimated forfeitures recorded in the first quarter of 2008.
     Darwin’s total expense ratio decreased to 26.3% for the quarter ended March 31, 2008 compared to 29.1% for the quarter ended March 31, 2007. In addition to the reduction in ceded premiums of $3.7 million previously noted, the decrease is attributable to decreases in operating expenses as a percentage of net premiums earned. Growth in our business has been at a greater rate than our operating expenses, which has allowed us to spread our other underwriting, acquisition and operating expenses over a larger premium base.

     Other expenses. Other expenses incurred were $3.5 million for the quarter ended March 31, 2008 compared to $0.6 million for the quarter ended March 31, 2007, an increase of $2.9 million. These expenses were primarily attributable to Darwin’s long-term incentive plan (LTIP) which is based on net underwriting profitability. The increase in the first quarter of 2008 compared to the first quarter of 2007 is primarily due to the more favorable underwriting results primarily attributable to the favorable loss development recognized in the first quarter of 2008, as noted above.
     Income tax expense. Income tax expense incurred was $6.1 million for the quarter ended March 31, 2008 compared to $2.3 million for the quarter ended March 31, 2007, an increase of $3.8 million. This increase was due to the increased profitability for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 29.1% for the quarter ended March 31, 2008 from 30.6% for the quarter ended March 31, 2007. The decrease in the effective tax rate was attributable primarily to an increase in the portion of net investment income received on tax-exempt municipal securities in first quarter of 2008 compared to first quarter of 2007.
Liquidity and Capital Resources
     DPUI Only
     General. DPUI is the ultimate parent of Darwin Group, DNA, Darwin Select, Vantapro and Evolution and its subsidiaries. Until December 31, 2007, DPUI provided underwriting, claims management, and administrative services to DNA and Darwin Select under a Service Agreement in exchange for management fees. The management fees were determined based upon agreements between DPUI and each of DNA and Darwin Select, which have been filed with and approved by the insurance departments responsible for regulatory oversight of each of such insurance companies. These agreements provided for payments to DPUI at a rate equal to 32.0% of gross premiums written on business produced by DPUI and written on the policy of the relevant insurance company or, if lower, in an allocable amount based upon the total operating expense actually incurred by DPUI. Additional payment to DPUI was due upon the achievement of profitability levels that would trigger a payout under our LTIP. On December 31, 2007, the Service Agreement was terminated and the underwriting, claims, management, administrative services, and related staff were transferred to DNA. DPUI continues to bear the direct expenses incurred in connection with being a holding company and an agent for the insurance companies. These include expenses associated with owning the fixed assets and leasing real property that are also used by the subsidiaries. DPUI and DNA have agreed in principle, subject to regulatory approval, to the execution of a Cost Sharing Agreement under which DPUI will charge back to DNA and to its other subsidiaries, each subsidiary’s allocable share of the corporate expenses, rent and the tangible assets and software.
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
     DNA has approximately $32.2 million available in 2008 for ordinary dividends to DPUI without prior regulatory approval. Darwin Select has approximately $4.6 million available in 2008 for ordinary dividends to DNA without prior regulatory approval. DNA and Darwin Select did not pay any ordinary dividends in the three months ended March 31, 2008 to DPUI and DNA, respectively. DNA paid a dividend of $3.5 million in March 2007.
     Credit Agreement. On March 23, 2007, Darwin entered into a three-year secured credit agreement (Credit Agreement) with a bank syndicate providing commitments for revolving credit loans in an aggregate principal amount of up to $25.0 million. The loan is secured by the common stock of Darwin Group. Borrowing under the Credit Agreement is intended to be used for general corporate purposes and for strategic merger and acquisition purposes. The cost of funds drawn down would be at an annual interest rate of LIBOR plus 112.5 basis points. The Credit Agreement also has a commitment fee of 0.25% per annum for any unused amount of the aggregate principal amount. The Credit Agreement contains certain covenants requiring DPUI to maintain a 2.0 debt interest coverage ratio, a maximum ratio of net premiums written to surplus of 2.0 to 1.0, a covenant limiting DPUI’s debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. Darwin must also have a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. In December 2007, the Company borrowed $5.0 million under the Credit Agreement at an interest rate of 5.47%. At March 31, 2008, Darwin was in full compliance with the Credit Agreement’s requirements and restrictions.

     Off Balance Sheet Arrangements. Darwin did not have any off balance sheet arrangements as of March 31, 2008 and December 31, 2007.

Darwin Consolidated Financial Position
     Capital Resources. Total stockholders’ equity increased to $269.3 million as of March 31, 2008 from $254.2 million as of December 31, 2007, an increase of $15.1 million or 5.9%. The increase was due to the net income for the three months ended March 31, 2008 of $14.9 million and $0.6 million of unrealized gains after taxes on equity and fixed maturities, which were partially offset by a decrease of $0.4 million of stock-based plans compensation.
     Capital Transactions. The Company filed a shelf registration statement on Form S-3 with the SEC which became effective August 20, 2007.  The Form S-3 registered for possible future sale up to 9,371,096 shares of DPUI common stock (equal to approximately 55% of the total issued and outstanding), all of which are currently owned by AIHL, a wholly-owned subsidiary of Alleghany.  The filing was in response to AIHL’s exercise of its demand registration right under the Registration Rights Agreement dated May 18, 2006.  In the demand registration notice, AIHL advised that it had no present plan to sell any of its DPUI common stock, but that it was exercising its registration right in order to provide flexibility in the event that it decides to sell some or all of its shares in the future.  The filing of the shelf registration statement does not obligate AIHL to sell any shares, and Darwin would not receive any proceeds from a sale of shares by AIHL.
     Book Value Per Common Share. As of March 31, 2008, DPUI’s book value per common share was $15.84 per share and the tangible book value per common share was $15.11 per share. This compares to the book value per common share of $14.93 per share and the tangible book value per common share of $14.49 per share as of December 31, 2007. Tangible book value per common share is determined by dividing our tangible book value (total assets excluding goodwill and intangible assets less total liabilities) by the number of our common shares outstanding on the date that the book value is determined. The Company believes that the change in tangible book value per common share over time is an important indicator for investors as to the long-term common share value of the Company.
     Cash Flows. We have three primary types of cash flows: (1) cash flows from operating activities, which consist mainly of cash generated by our underwriting operations and income earned on our investment portfolio, (2) cash flows from investing activities related to the purchase, sale and maturity of investments as well as realized gains and losses on sales of investments, and (3) cash flows from financing activities that impact our capital structure, such as capital contributions, borrowing under the credit agreement, and changes in paid-in capital and shares outstanding.
     For the three months ended March 31, 2008, there was a net decrease in cash of $1.1 million as the Company invested excess cash in fixed income securities and short-term investments. Cash flow from operating activities increased in the first three months of 2008 to $49.9 million compared to $39.7 million for the first three months of 2007, due primarily to an increase in premium volume and limited paid loss activity on current and prior accident years. Cash flows used in investing activities decreased in the first three months of 2008 to $51.0 million compared to $61.5 million for the first three months of 2007 primarily due to the fact that in 2007 a greater amount of cash flows generated from operations was invested in short-term investments. The Company did not have any cash flow from financing activities in the first three months of 2008 and 2007.
     The following table summarizes these cash flows for the three months ended March 31, 2008 and 2007:

	Three Months ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities	$49,881	$39,721
Cash flows used in investing activities	(50,963)	(61,484)
Cash flows from financing activities	—	—

Net increase (decrease) in cash	$(1,082)	$(21,763)

Net paid losses and loss adjustment expenses	$5,230	$6,340

     At March 31, 2008, we had cash, short-term investments and other investments of $612.6 million, including cash, short-term investments and fixed maturities due within one year of approximately $95.7 million and fixed maturities of $148.2 million due after one year through five years. Total cash, short-term investments and fixed maturities due within one year represent 15.6% of Darwin’s total investment portfolio and cash balances at March 31, 2008. At December 31, 2007, we had cash, short-term investments and other investments of $564.4 million. Included in our December 31, 2007 portfolio were cash, short-term investments and fixed maturities due within one year of $120.6 million and fixed maturities of $114.2 million due after one year through five years. Total cash, short-term investments and fixed maturities due within one year represented 21.4% of Darwin’s total investment portfolio and cash balances at December 31, 2007. In accordance with our investment guidelines in 2008, our third-party investment manager has purchased longer-duration fixed maturities with a portion of these funds. We believe that cash generated by operations and cash generated by investments will provide sufficient sources of liquidity to meet our anticipated needs over the foreseeable future.
     Contractual Obligations. We have certain obligations to make future payments under contracts and commitments. At March 31, 2008, long-term aggregate contractual obligations and commitments were as follows:

			More Than	More Than
			1 Year But	3 Years But	More Than
Contractual Obligations	Total	Within 1 Year	Within 3 Years	Within 5 Years	5 Years
	(Dollars in thousands)
Operating lease obligations	$3,496	$1,156	$2,095	$245	$—
Other Long-term Liabilities (1)	9,224	4,458	4,030	703	33
Debt	5,000	—	5,000	—	—
Loss and LAE reserves	410,948	102,689	199,159	43,160	65,940

Total	$428,668	$108,303	$210,284	$44,108	$65,973

(1)	Other long-term liabilities primarily reflect Darwin’s long-term incentive plan obligations, classified in accrued expenses and other liabilities.
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
     Investments. We utilize a third-party investment manager, General Re-New England Asset Management, to manage our investments. We have provided our investment manager with investment guidelines and our Board of Directors reviews our investment performance and the investment manager’s compliance with our investment guidelines on a quarterly basis. We believe that we have a conservative approach to our investment and capital management strategy with an objective of providing a stable source of income and preserving capital to offset underwriting risk. We maintain an investment portfolio representing funds that have not yet been paid out as claims, as well as the capital we hold for our stockholders. As of March 31, 2008, our investment portfolio had a fair value of $606.2 million, an increase of $49.3 million over the December 31, 2007 investment portfolio fair value of $556.9 million. The increase in invested assets at March 31, 2008 when compared to December 31, 2007 was primarily due to investment of a portion of the December 31, 2007 cash balances and cash flows from operations. Our investment portfolio consists of preferred stock, long-term fixed income and short-term investment securities. We are currently moving forward with plans for diversifying our portfolio to include some classes of common equity for a small percentage of the Company’s total portfolio holdings.

     The following table presents the fair value amounts and percentage distributions of investments as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Equity securities:
Preferred stock	$3,358	0.6%	$3,680	0.7%
Fixed maturity securities:
U.S. Government and government agencies	41,436	6.8%	41,359	7.4%
State and municipal bonds	274,014	45.2%	219,533	39.4%
Mortgage/asset-backed securities	145,870	24.1%	126,124	22.7%
Corporate bonds and notes	59,458	9.8%	58,645	10.5%

Total fixed maturities	520,778	85.9%	445,661	80.0%
Short term investments	82,110	13.5%	107,597	19.3%

Total investments	$606,246	100.0%	556,938	100.0%

     The following table presents the book and tax-equivalent yields on our investments at March 31, 2008 and 2007:

	March 31,
	2008	2007
Book yield on all investments	4.40%	4.89%

Tax-equivalent yield on all investments	5.16%	5.51%

     The decrease in the investment yields from December 31, 2007 to March 31, 2008 was primarily due to lower interest rates. The five-year treasury yield rate decreased 99 basis points to a rate of 2.46% as of March 31, 2008 from a rate of 3.45% as of December 31, 2007. The book yield on all investments is the weighted average earnings to maturity on all investments in the portfolio determined at the time of purchase. Tax-equivalent yield on all investments is the weighted average expected earnings adjusted for any estimated tax savings. The tax-equivalent yield on each investment in the portfolio is determined at the time of purchase.
     The table below compares year to date total returns on our investments to a comparable public index. While there is no directly comparable index to our portfolio, the Lehman Intermediate Aggregate Bond Index is a widely used industry benchmark. Both our performance and the indices include changes in unrealized gains and losses. While the broader Lehman index benefited from investors transferring money into treasuries which have experienced an increased yield in response to the volatility in the credit markets, the Lehman index does not include municipal securities. Darwin’s investment portfolio is more heavily weighted towards municipal securities which have not experienced the same positive impact year to date, but generally exceed the performance of treasuries over time.

	For the Three Months
	Ended March 31,
	2008	2007
Return on total investments	1.48%	1.38%

Lehman Intermediate Aggregate Bond Index	2.35%	1.57%

     Return on total investments is the change in market value and accrued interest, adjusted for time weighted cash inflows and outflows, divided by the beginning market value and accrued interest plus the sum of the weighted cash flows for the period, which is the modified Dietz method required by the Global Investment Performance Standard handbook. The Company believes book yield, tax-equivalent yield and total return on investments are important indicators for investors to measure compare the performance of the Company’s investments and to compare the performance to that of other insurers.

     Our fixed-income portfolio is invested in investment grade bonds. The National Association of Insurance Commissioners (NAIC) assigns ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our fixed income portfolio by independent rating agency and comparable NAIC designations as of March 31, 2008 and December 31, 2007:

Financial		March 31, 2008		December 31, 2007
Strength	NAIC	Fair	%	Fair	%
Ratings (1)	Designation	Value	Total	Value	Total
			(Dollars in thousands)
AAA	1	$351,471	67.5%	$334,787	75.2%
AA +	1	25,442	4.9%	25,543	5.7%
AA	1	62,303	12.0%	26,584	6.0%
AA-	1	17,865	3.4%	12,539	2.8%
A+	1	13,726	2.6%	8,043	1.8%
A	1	20,640	4.0%	19,185	4.3%
A-	1	13,870	2.7%	11,528	2.6%
BBB+	2	11,177	2.1%	5,972	1.3%
BBB	2	1,433	0.3%	1,480	0.3%
BBB-	2	2,851	0.5%	—	—

Total fixed maturities		$520,778	100.0%	$445,661	100.0%

(1)	Ratings are the lowest rating assigned by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc, or by Moody’s Investors Service. Where not available from either rating agency, ratings are determined by other independent sources.
     The maturity distribution of fixed maturity securities held as of March 31, 2008 and December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2008		December 31, 2007
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Due in one year or less	$7,210	1.4%	$5,507	1.3%
Due after one year through five years	148,200	28.5%	114,152	25.6%
Due after five years through ten years	83,539	16.0%	77,578	17.4%
Due after ten years	135,959	26.1%	122,300	27.4%
Mortgage backed securities	145,870	28.0%	126,124	28.3%

Total fixed maturities	$520,778	100.0%	$445,661	100.0%

     As of March 31, 2008, the average option adjusted duration of our fixed maturities and short-term investment portfolio was 4.11 years compared to 3.90 years as of December 31, 2007. The concept of average option adjusted duration takes into consideration the probability of having the various option features associated with many of the fixed-income investments we hold exercised. Fixed maturity securities are frequently issued with call provisions which provide the ability to adjust the maturity of the security at the option of the issuer. During the first three months of 2008, we continued to invest in state and municipal bonds with slightly shorter durations where we believed the tax equivalent yield provided superior investment return opportunities.
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
     An investment in a preferred equity or fixed maturity security which is available for sale is impaired if its fair value falls below its cost, and the decline is considered to be other-than-temporary. Darwin’s assessment of a decline in fair value includes a current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery. As of March 31, 2008, Darwin did not own any equity or fixed maturity securities which were considered to be impaired.
     The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2008:

	March 31, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of investment	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
Equities:
Preferred stock	3,358	(642)	—	—	$3,358	$(642)
Fixed maturities:
State and municipal bonds	75,362	(763)	—	—	75,362	(763)
Mortgage/asset-backed securities	53,578	(1,463)	8,394	(334)	61,972	(1,797)
Corporate bonds and notes	3,555	(145)	1,704	(46)	5,259	(191)

Total fixed maturities	132,495	(2,371)	10,098	(380)	142,593	(2,751)

Total equities and fixed maturities	135,853	(3,013)	10,098	(380)	$145,951	$(3,393)

     The unrealized losses on preferred equity and fixed maturity securities are primarily interest rate related. The Company’s gross unrealized losses increased $2.4 million from December 31, 2007 to March 31, 2008 primarily due to the change in the market interest rates during the period. Of the 56 securities that have been in an unrealized loss position for longer than 12 months, 51 have a fair value that is greater than 90.0% of amortized cost. Based on a detailed review of the remaining 5 securities and an analysis of the quality of the underlying collateral, the Company has determined that the declines in values are not driven by any significant deterioration of credit. None of the issuers of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment, and none of such securities is rated below investment grade. Based on management’s review of the factors above, and our ability and intent to hold these securities until maturity, management has determined that no securities are considered to be other-than-temporarily impaired.
     Given recent rating agency actions on sub-prime securities, we performed additional procedures to review for any impairment on our mortgage/asset-backed securities that are classified as sub-prime mortgage obligations. As of March 31, 2008, we held two sub-prime fixed income securities totaling $0.5 million, which are currently rated AAA and are not currently under watch by a major rating agency. The remaining average life of each of these securities is less than 2 months and the issuers of both are currently paying down their balances. The total unrealized loss on these securities as of March 31, 2008 was approximately $2 thousand. In addition to the sub-prime mortgage obligations, we hold $7.2 million of Alt-A mortgage obligations, commonly known as low documentation mortgages, which have historically had lower default rates than sub-prime mortgages.  Similar to the sub-prime mortgage obligations, all of these securities (7 in total) are currently rated AAA, have a remaining average life of less than 0.9 years (except one with a remaining average life of 5.1 years) and have total unrealized losses as of March 31, 2008 of less than $12 thousand. As such, we do not believe we have any other-than-temporarily impaired fixed income securities classified as “sub-prime” or Alt-A mortgage obligations.
     Certain asset-backed and municipal securities held by Darwin are backed by a financial guarantee insurance policy from a mono-line insurance guarantor (“mono-lines”) to strengthen the overall credit quality of the security.  These mono-lines have historically been rated at the highest credit quality ratings from the major rating agencies (Standard & Poor’s, Moody’s and Fitch). Recent volatility in the credit market, particularly related to the sub-prime credit market, has caused large losses for these mono-lines, reduced their capital and put their credit ratings at risk. Several have been downgraded and/or are on a negative credit watch by the major rating agencies.  When a security is backed by a mono-line insurance company guarantee, and that mono-line has a credit rating higher than the underlying credit rating of the issuer, it may trade at a price higher than it would if there was no guarantee. A subsequent downgrade of that mono-line insurance carrier’s credit rating could have an adverse impact on the fair market value of the securities that are backed by that mono-line carrier’s insurance guarantee.
     When acquiring fixed income securities that are backed by a financial guarantee insurance policy, Darwin’s investment philosophy is to evaluate the credit quality of the underlying issuer assuming that no insurance guarantee is in place and purchase those securities based upon the assumption that no insurance policy would be available to make payment on the securities.
     Darwin’s fixed income securities portfolio currently includes approximately $160.9 million, or 26.5% of Darwin’s total investments, in securities that are backed by mono-line insurance companies that have been, or could be, negatively impacted by the credit markets.  Based on a review of the ratings of these underlying securities which are presented in the table below, we have determined that the credit quality of the underlying securities is adequate.  Furthermore, since purchased by Darwin, these securities are currently in a $0.7 million unrealized gain position.  Based on these facts, we have determined that no impairment adjustment is necessary for these securities.

					Aggregate
					Market
					Value of
				Rating of	Underlying	Unrealized
	Rating of Insurance Company*			Underlying	Securities	Gain/Loss
	S&P	Moody’s	Fitch	Security	at 3/31/08	at 3/31/08
Financial Guarantors
AMBAC Financial Group	AA	Aa3	A	AA-	$26,869	$250
FGIC Corporation	B	B3 **	BB	AA	30,569	145
Financial Security Assurance, Inc	AAA	Aaa	AAA	AA	43,409	504
MBIA, Inc	AA-	Aa3	A	AA+	57,930	(139)
XL Capital, LTD	A-	Baa1	A	A+	2,099	(19)

Subtotal					$160,876	$741

Total Investments					$606,246	$6,616

% of Total Investments					26.5%	11.2%

*	Credit rating as of April 14, 2008

**	Credit rating is currently on an agency watchlist with potential negative implications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss from adverse changes in market prices that results from factors such as changes in interest rates, foreign currency exchange rates and commodity prices. The primary risk related to our non-trading financial instruments is the risk of loss associated with adverse changes in interest rates. Our investment portfolios may contain, from time to time, debt securities with fixed maturities that are exposed to both risk related to adverse changes in interest rates and/or individual credit exposure changes, as well as equity securities which are subject to fluctuations in market value. Darwin has purchased no common equity securities to date and holds its debt securities as available for sale. Any changes in the fair value of these securities, net of tax, would be reflected in Darwin’s accumulated other comprehensive income as a component of stockholders’ equity.
     The table below presents a sensitivity analysis of the debt securities of Darwin that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we measure the potential change of +/-100, +/-200, and +/-300 basis points in interest rates to determine the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2008 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. Debt as of March 31, 2008 of $5.0 million is not presented in the table below as it is not material to our analysis of sensitivity to interest rates given the amount and terms of this debt.  See Note 9 in the Notes to our consolidated financial statements set forth in Item 8 of our 2007 10-K for more information regarding such debt.
Sensitivity Analysis at
March 31, 2008

Interest Rate Shifts (in basis points)	-300	-200	-100	0	100	200	300

Fixed Maturity Securities
Portfolio value	$594,364	$569,836	$545,463	$520,778	$496,249	$472,345	$449,171
Change	73,586	49,058	24,685	—	(24,529)	(48,433)	(71,607)
% Change	14.13%	9.42%	4.74%	0.00%	(4.71)%	(9.30)%	(13.75)%
Item 4. Controls and Procedures
     Darwin maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     In connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act (the “Rules”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that there was no change in the Company’s internal control over financial reporting (as that term is defined in the Rules) that occurred during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     We are subject to routine legal proceedings in the normal course of operating our business, including litigation regarding claims. We are not involved in any legal proceedings which we believe could, individually or in the aggregate, reasonably be expected to have a material adverse effect on our business, results of operations or financial condition. We anticipate that, like other insurers, we will continue to be subject to legal proceedings in the ordinary course of our business.
Item 1a. Risk Factors
     The material risks affecting the Company and its performance are discussed in our 2007 Form 10-K under the caption “Risk Factors,” and there have been no material changes from the risk factors disclosed therein.
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
Date: May 6, 2008