Form 10-Q
period 2008-06-30
Darwin Professional Underwriters Inc
filed 2008-08-08
CIK 1355795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding at August 1, 2008 was 17,017,881 shares.

Darwin Professional Underwriters, Inc.
Quarterly Report on Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
Darwin Professional Underwriters, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS:
Available-for-sale securities, at fair value:
Equity securities (cost: 2008, $7,413; 2007, $4,000)	$7,067	$3,680
Fixed maturity securities (amortized cost: 2008, $566,811; 2007, $439,748)	565,429	445,661
Short-term investments, at cost which approximates fair value	47,784	107,597

Total investments	620,280	556,938

Cash	6,440	7,469
Premiums receivable (net of allowance for doubtful accounts of $75 as of June 30, 2008 and December 31, 2007)	27,169	30,986
Reinsurance recoverable on paid and unpaid losses	148,635	136,370
Ceded unearned reinsurance premiums	44,174	43,244
Deferred insurance acquisition costs	13,949	13,814
Property and equipment at cost, less accumulated depreciation	1,981	1,783
Goodwill and intangible assets	12,448	7,455
Net deferred income tax asset	18,844	13,546
Current income taxes receivable	1,808	—
Other assets	16,493	15,530

Total assets	$912,221	$827,135

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Loss and loss adjustment expense reserves	$426,136	$387,865
Unearned premium reserves	144,270	141,126
Reinsurance payable	24,320	20,999
Due to brokers for unsettled trades	8,771	—
Debt	5,000	5,000
Income taxes payable	—	1,155
Accrued expenses and other liabilities	25,763	16,817

Total liabilities	634,260	572,962

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock; $0.01 par value; authorized 50,000,000 shares; issued and outstanding 17,017,881 shares at June 30, 2008 and 17,025,501 shares at December 31, 2007	170	170
Additional paid-in capital	204,802	204,583
Retained earnings	74,112	45,790
Accumulated other comprehensive income (loss)	(1,123)	3,630

Total stockholders’ equity	277,961	254,173

Total liabilities and stockholders’ equity	$912,221	$827,135

See accompanying notes to Condensed Consolidated Financial Statements.

Darwin Professional Underwriters, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Net premiums earned	$54,928	$46,378	$106,911	$86,375
Net investment income	5,930	5,441	11,999	10,680
Net realized investment gains (losses)	(614)	17	(614)	17
Other income	1,294	—	2,889	—

Total revenues	61,538	51,836	121,185	97,072

Costs and expenses:
Losses and loss adjustment expenses	20,653	25,253	40,617	50,723
Commissions and brokerage expenses	5,992	6,329	12,438	11,509
Other underwriting, acquisition and operating expenses	10,638	6,760	17,838	13,245
Other expenses, primarily variable long-term incentive compensation	4,817	2,237	9,816	2,814
Interest expense	69	—	138	—

Total costs and expenses	42,169	40,579	80,847	78,291

Earnings before income taxes	19,369	11,257	40,338	18,781

Income tax expense	5,906	3,505	12,015	5,809

Net earnings	$13,463	$7,752	$28,323	$12,972

Basic earnings per share:
Net earnings per share	$0.80	$0.48	$1.68	$0.80

Weighted average shares outstanding	16,892,327	16,133,472	16,892,092	16,130,177

Diluted earnings per share:
Net earnings per share	$0.79	$0.45	$1.66	$0.76

Weighted average shares outstanding	17,070,697	17,064,606	17,078,570	17,076,716

See accompanying notes to Condensed Consolidated Financial Statements.

Darwin Professional Underwriters, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows provided by (used for) operating activities:
Net earnings	$28,323	$12,972
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Deferred insurance acquisition costs	(13,944)	(13,566)
Amortization of deferred acquisition costs	13,809	13,167
Deferred income taxes	(2,757)	(3,768)
Depreciation	417	345
Net realized investment (gains) losses	614	(17)
Amortization of investment discounts and premiums	616	(1,525)
Stock-based compensation	219	467
Change in:
Premiums receivable	3,817	1,253
Reinsurance recoverable on paid and unpaid losses	(12,265)	(20,899)
Ceded unearned reinsurance premiums	(930)	(527)
Income taxes receivable and payable	(3,088)	1,899
Other assets	331	(3,706)
Loss and loss adjustment expense reserves	38,271	58,785
Unearned premium reserves	3,144	12,126
Reinsurance payable	3,321	(4,380)
Accrued expenses and other liabilities	5,282	2,028

Net cash provided by (used for) operating activities	65,180	54,654

Cash flows provided by (used for) investing activities:
Proceeds from sales of available-for-sale securities	15,896	15,326
Maturities of available-for-sale securities	22,061	17,663
Purchases of available-for-sale securities	(170,284)	(128,292)
Net sales (purchases) of short-term investments	60,434	20,807
Due (from) to brokers for unsettled trades	8,837	(700)
Purchases of fixed assets	(514)	(453)
Acquisition of companies, net of cash acquired	(2,639)	—

Net cash provided by (used for) investing activities	(66,209)	(75,649)

Cash flows provided by (used for) financing activities:
Net cash provided by (used for) financing activities	—	—

Net increase (decrease) in cash	(1,029)	(20,995)
Cash, beginning of period	7,469	26,873

Cash, end of period	$6,440	$5,878

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$72	$—
Cash paid during the period for income taxes	$17,913	$7,678
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
     DPUI was formed in March 2003 as an underwriting manager for certain insurance company subsidiaries of Alleghany, a publicly traded company, pending the establishment or acquisition of separate insurance companies for the DPUI business. Initially DPUI entered into underwriting management agreements with three wholly-owned subsidiaries of AIHL: Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation, and Platte River Insurance Company (collectively referred to as the Capitol Companies), to underwrite and administer specialty liability insurance business. DPUI currently writes the majority of its business on policies issued by its wholly-owned insurance subsidiaries, Darwin National Assurance Company (DNA) and Darwin Select Insurance Company (Darwin Select). DPUI’s specialty liability insurance business consists primarily of directors and officers liability (D&O), errors and omissions liability (E&O), medical malpractice liability, and general liability insurance.
     On February 3, 2004, Darwin Group, Inc. (Darwin Group), a wholly-owned subsidiary of AIHL, was formed as an insurance holding company for the purpose of acquiring DNA. DNA was acquired on May 3, 2004 as a wholly-owned subsidiary of Darwin Group. As of June 30, 2008, DNA is licensed to write property and casualty insurance on an admitted basis in 50 U.S. jurisdictions (including the District of Columbia) and is eligible to operate on an excess and surplus lines basis in the one remaining state (Arkansas). On May 2, 2005, DNA acquired Darwin Select, as a wholly-owned insurance company subsidiary. As of June 30, 2008, Darwin Select is licensed to write property and casualty insurance on an admitted basis in Arkansas (its state of domicile) and is eligible to operate on an excess and surplus lines basis in 49 additional U.S. jurisdictions.
     Effective as of January 1, 2006, Darwin Group was contributed by Alleghany to DPUI.
     On October 29, 2007, DPUI formed Evolution Underwriting Inc. (Evolution) as a new subsidiary to serve as a holding company for our non-risk bearing insurance operations. On January 4, 2008, Evolution acquired the stock of three affiliated insurance distribution entities in Florida: Agency Marketing Services, Inc., All-South Professional Liability, Inc. and Raincross Insurance, Inc. (collectively referred to as AMS).
     On November 30, 2007, DNA acquired Midway Insurance Company of Illinois from Fireman’s Fund. That entity, which we have renamed Vantapro Specialty Insurance Company (Vantapro), is licensed to write property and casualty business on an admitted basis in two states, Illinois (its former state of domicile) and Arkansas (its current state of domicile). Vantapro filed an application to redomesticate to Arkansas and received approval effective May 30, 2008.
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
     DPUI’s products are marketed through brokers, agents and program administrators located throughout the United States.
     The operations of DPUI and its subsidiaries are collectively referred to as Darwin or the Company.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
   (b) Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Darwin have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, of DPUI. The condensed consolidated financial statements at June 30, 2008 and 2007 are unaudited, but reflect all adjustments (consisting of normal recurring adjustments and the elimination of intercompany transactions and balances) which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods covered thereby. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future period. The condensed consolidated balance sheet has been derived from the December 31, 2007 audited consolidated financial statements, but does not include all of the information disclosures required by GAAP. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ significantly from these estimates.
(2) Agreement and Plan of Merger
     The Company entered into a definitive Agreement and Plan of Merger dated as of June 27, 2008 (“Merger Agreement”) with Allied World Assurance Company Holdings, Ltd, a Bermuda company (“Parent”), and Allied World Merger Company, a Delaware corporation and a wholly owned subsidiary of Parent (“MergerCo”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than shares owned by the Company, its subsidiaries, Parent, MergerCo or any of their wholly owned subsidiaries or any stockholders who properly exercise appraisal rights under Delaware law) will be cancelled and automatically converted into the right to receive $32.00 in cash, without interest. The aggregate purchase price approximates $550,000.
     Completion of the Merger is subject to customary closing conditions, including among other things, approval by the Company’s stockholders and receipt of specified governmental and regulatory consents and approvals. The Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act on July 21, 2008. The Company currently anticipates completing the Merger in the fourth quarter of 2008. However, there can be no assurance that the Merger will be completed. The Merger Agreement contains certain termination rights for both the Company and Parent, and further provides that, upon termination of the Merger Agreement under specific circumstances, the Company may be required to pay Parent a termination fee of $16,500. The Company has incurred $1,167 of expenses in connection with the Merger through June 30, 2008.
     AIHL, which owns approximately 55% of the Company’s outstanding common stock as of June 30, 2008, has agreed to, among other things, vote such number of shares equal to 40% of the Company’s outstanding voting stock in favor of the Merger, pursuant to the terms of a voting agreement with Parent.
(3) New Accounting Standards
     In September 2006, FASB Statement No. 157, Fair Value Measurements (SFAS 157), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. This Statement does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Darwin has adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have any material impact on the Company’s results of operations or financial condition.
     In December 2007, FASB Statement No. 141 (revised 2007), Business Combinations, was issued. This Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose additional information regarding the nature and financial effect of the business

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
combination. This Statement is effective for the first annual reporting period beginning after December 15, 2008. Darwin will adopt the statement for all business combinations initiated after December 31, 2008.
     In December 2007, FASB Statement 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160), was issued. SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for all business combinations initiated after December 31, 2008.
     The Securities and Exchange Commission released Staff Accounting Bulletin No. 110 (SAB 110) in December 2007. SAB 110 allows a company to continue to elect beyond December 31, 2007, under certain circumstances, the simplified method in developing an estimate of expected term of share options in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payments. Darwin has used the simplified method since its initial public offering (IPO) in May 2006 and will continue to use the method due to the limited period of time its equity shares have been publicly traded. Darwin adopted SAB 110 as of January 1, 2008, and the implementation did not have a material impact on its results of operations or financial condition.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(4) Investments
     The cost or amortized cost, gross unrealized gains and losses and fair value of investments by type at June 30, 2008 and December 31, 2007 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2008	Cost	Gains	Losses	Value
Type of investment
Equity securities:
Preferred stock	$3,442	$—	$—	$3,442
Common stock	3,971	7	(353)	3,625

Total equities	7,413	7	(353)	7,067
Fixed maturities securities:
U.S. Government and government agencies	36,725	1,042	—	37,767
State and municipal	266,722	1,535	(1,587)	266,670
Mortgage/asset-backed securities	206,550	548	(3,477)	203,621
Corporate and other	56,814	882	(325)	57,371

Total fixed maturities	566,811	4,007	(5,389)	565,429
Short term investments	47,784	—	—	47,784

Total investments	$622,008	$4,014	$(5,742)	$620,280

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
Type of investment
Equity securities:
Preferred stock	$4,000	$—	$(320)	$3,680

Fixed maturities securities:
U.S. Government and government agencies	40,473	888	(2)	41,359
State and municipal	216,114	3,524	(105)	219,533
Mortgage/asset-backed securities	125,501	1,072	(449)	126,124
Corporate and other	57,660	1,134	(149)	58,645

Total fixed maturities	439,748	6,618	(705)	445,661
Short term investments	107,597	—	—	107,597

Total investments	$551,345	$6,618	$(1,025)	$556,938

     The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors: (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, capital and financial condition of the issuer including the current credit rating(s) and any recent downgrades by the major rating agencies; (iii) an evaluation of the collateral and other credit support of the security; and (iv) the Company’s intent and ability to hold the investment until maturity. If the Company, based on its analysis and judgment, determines that the declines in fair value are other than temporary, the security is written down to fair value and the previously unrealized loss is realized in the period that such determination is made.
     As part of our review of securities for the second quarter of 2008, we identified a FHLMC perpetual preferred stock that had been in an increasingly larger unrealized loss position over the past 10 months. In addition to issuing its own preferred stock for raising capital, FHLMC provides guarantees on residential mortgages contained in certain mortgage-backed

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
securities. In recent weeks and months, FHLMC has experienced liquidity problems that were primarily driven by the difficulties experienced in the broader mortgage and housing markets. As a result, it has been necessary for FHLMC to issue additional preferred stock at a higher rate than our current holding. These factors have caused our holding to decline in value by $558 as of June 30, 2008. Based on these facts, management has determined that the decline is other than temporary at June 30, 2008 and has recorded a loss of $558. Management will continue to monitor the performance of this security in future periods to determine if further write-downs are necessary.
     The following tables presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2008 and December 31, 2007:

	June 30, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of investment	Value	Loss	Value	Loss	Value	Loss
			(Dollars in thousands)
Equities:
Common stock	$3,312	$(353)	$—	$—	$3,312	$(353)
Fixed maturities:
U.S. Government bonds	198	—	—	—	198	—
State and municipal bonds	132,680	(1,439)	1,852	(148)	134,532	(1,587)
Mortgage/asset-backed securities	93,819	(2,748)	8,481	(729)	102,300	(3,477)
Corporate bonds and notes	14,648	(284)	1,709	(41)	16,357	(325)

Total fixed maturities	241,345	(4,471)	12,042	(918)	253,387	(5,389)

Total equities and fixed maturities	$244,657	$(4,824)	$12,042	$(918)	$256,699	$(5,742)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of investment	Value	Loss	Value	Loss	Value	Loss
			(Dollars in thousands)
Equities:
Preferred stock	$3,680	$(320)	$—	$—	$3,680	$(320)
Fixed maturities:
U.S. Government bonds	1,390	(1)	1,008	(1)	2,398	(2)
State and municipal bonds	11,336	(83)	5,055	(22)	16,391	(105)
Mortgage/asset-backed securities	34,331	(345)	6,171	(104)	40,502	(449)
Corporate bonds and notes	6,571	(102)	2,987	(47)	9,558	(149)

Total fixed maturities	53,628	(531)	15,221	(174)	68,849	(705)

Total equities and fixed maturities	$57,308	$(851)	$15,221	$(174)	$72,529	$(1,025)

     As of June 30, 2008, no common or preferred equity security was in a continuous unrealized loss position for 12 months or more.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
     The unrealized losses on fixed maturity securities are primarily interest rate related. The Company’s gross unrealized losses increased $4.7 million from December 31, 2007 to June 30, 2008 primarily due to the change in the market interest rates during the period. Of the 11 securities that have been in an unrealized loss position for longer than 12 months, 10 have a fair value that is greater than 90.0% of amortized cost. Based on a detailed review of the remaining securities and an analysis of the quality of the underlying collateral and consistency of cashflow, the Company has determined that the declines in values are not driven by any significant deterioration of credit. None of the issuers of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment, and none of such securities is rated below investment grade. Based on management’s review of the factors above, and our ability and intent to hold these securities until maturity, management has determined that no additional securities are considered to be other-than-temporarily impaired
(5) Reinsurance
(a) Ceded
     We reinsure a portion of our business with other insurance companies. Ceding reinsurance permits us to diversify risk and limit our exposure to loss arising from large or unusually hazardous risks or catastrophic events in addition to frequency risks. We are subject to credit risk with respect to our reinsurers, as ceding risk to reinsurers does not relieve us of liability to our insureds. To mitigate reinsurer credit risk, we cede business to reinsurers only if they meet our requirement of an A.M. Best rating of “A-” (Excellent) or better. If a reinsurer’s A.M. Best rating falls below “A-” (Excellent), our contract with the reinsurer generally provides that we may prospectively terminate the reinsurer’s participation in our reinsurance program upon 30 days’ notice.
     In general, we retain the first $1,000 of loss per claim across most classes of business including many of the E&O classes, private and non-profit D&O, short-line railroad liability and most medical malpractice classes. However, for commercial, healthcare management and Financial Institution (FI) D&O and managed care and FI E&O we retain the first $2,000 of loss per claim. On other specific classes we retain lower limits that currently range from $350 to $500 of loss per claim. In addition we retain various additional amounts known as co-insurances that vary between 10% and 25% of the limits above these retentions. The following table provides more details of our retentions and the maximum amount we retain for the largest policy amount that we write.
     Generally, there are two types of traditional reinsurance: treaty reinsurance and facultative (individual risk) reinsurance. We purchase treaty reinsurance and, as described below, in certain cases we purchase facultative reinsurance.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
Treaty Reinsurance. Our treaty reinsurance program consists of excess of loss reinsurance:

Treaty Reinsurance Coverages in Effect at June 30, 2008
Total Company
				Description of	Retention at
	Product Lines	Maximum Policy	Reinsurance	Company	Maximum Limit
Treaty	Covered	Limits Offered	Coverage	Retention	Offered
Professional Lines(1)	Commercial, Healthcare and FI D&O, FI E&O and Managed Care E&O	$20 million per claim for A-Side D&O and Managed Care E&O; $15 million per claim for Healthcare D&O; and $10 million per claim for all other classes	$18 million excess of $2 million per claim for A-Side D&O and Managed Care E&O; $13 million excess of $2 million for Healthcare D&O; $8 million excess of $2 million per claim for all other classes	First $2 million per claim; 25% of the next $3 million of loss per claim; 15% of the next $15 million of loss per claim	$5.0 million per claim for A-Side D&O and Managed Care; $4.25 million per claim for Healthcare D&O; and $3.5 million per claim for all other classes

Professional Lines(1)	Private and Non-Profit D&O, E&O (Technology E&O and Network Risk, Lawyers Professional E&O for law firms with fewer than 100 lawyers, Insurance Agents E&O, Insurance Company E&O, Miscellaneous Professional E&O and Media)	$15 million per claim for Private and Non-Profit D&O, Insurance Agents, Technology and Miscellaneous Professional E&O and Media; and $10 million per claim for all other classes	$14 million excess of $1 million per claim Private and Non-Profit D&O, Insurance Agents, Technology and Miscellaneous Professional E&O and Media; $9 million excess of $1 million per claim for all other classes	First $1 million per claim; 25% of the next $4 million of loss per claim; and 15% of the next $10 million of loss per claim	$3.5 million per claim for Private and Non-Profit D&O, Insurance Agents, Technology and Miscellaneous Professional E&O and Media; $2.75 million per claim for all other classes

Medical Malpractice (1)	Physicians, Hospitals	$16 million per claim	$15 million excess of $1 million per claim	First $1 million per claim; 15% of loss in excess of $1 million per claim	$3.25 million per claim

Psychiatrists	Psychiatrists Professional Liability	$2 million per claim	$1.5 million excess of $0.5 million per claim	$0.5 million per claim	$0.5 million per claim

Psychologists	Psychologists E&O Liability	$2 million per claim	$1.50 million excess of $0.5 million per claim	$0.5 million per claim	$0.5 million per claim

Public Entity(1)	Municipal Entity and Public Officials, Police and Governmental Employees E&O	$5 million per claim	$4.65 million excess of $0.35 million per claim	First $0.35 million per claim	$0.35 million per claim

Shortline Railroad General Liability(1)	Shortline Railroad General Liability	$10 million per claim	$9 million excess of $1 million per claim	First $1 million per claim and 10% of the next $4 million of loss per claim	$1.4 million per claim

(1)	Caps or aggregate limits apply to various layers of coverage as set forth in each reinsurance contract.
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

•	Variable rate excess of loss reinsurance is structured on a basis that enables us to retain a greater portion of premium if our ultimate loss ratio is lower than an initial loss pick threshold set by our reinsurers. Our ultimate ceded premium incurred on these treaties is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease relationally within a minimum and maximum range for ceded premium and up to a loss ratio cap for losses recoverable. Until such time as the ceded premium reaches the maximum rate within the terms of the contract, ceded premium paid to the reinsurer will be in excess of the amount of any losses recoverable from reinsurers. After the ceded premium incurred reaches the maximum rate stated in the contract, losses incurred covered in the contract are recoverable from reinsurers up to a maximum amount recoverable, without any additional ceded premium payment required. The maximum amount recoverable is expressed as either a dollar amount or a loss ratio cap which is expressed as a percentage of the maximum amount of the ceded premium. In some instances the contracts are expressed as the greater of a dollar amount or a loss ratio cap. When expressed as a loss ratio cap these variable rated contracts vary from 225% to 300% of the maximum rate of ceded premium payable within the terms of the contracts. As a result, the same uncertainties associated with estimating loss and loss adjustment expense (LAE) reserves affect the estimates of ceded premiums and losses recoverable from reinsurers on these contracts. In some instances we have purchased variable rated excess of loss reinsurance that has no maximum amount recoverable.
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
(b) Reinsurance Effect on Operations
     Net premiums written, net premiums earned (i.e., that portion of property and casualty premiums written that apply to the expired portion of the policy term), and net losses and LAE incurred including reinsurance activity for the three and six months ended June 30, 2008 and 2007 are as follows:

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Premiums Written:
Direct premiums written	$57,093	$52,117	$129,593	$115,200
Assumed premiums written — Capitol Companies	6,129	12,953	13,572	24,148
Assumed premiums written — other	772	812	872	812
Ceded premiums written	(12,881)	(16,850)	(34,910)	(42,186)

Net premiums written	$51,113	$49,032	$109,127	$97,974

Net Premiums Earned:
Direct premiums earned	$61,300	$51,528	$121,298	$98,428
Assumed premiums earned — Capitol Companies	9,362	13,812	19,047	29,238
Assumed premiums earned — other	355	190	546	368
Ceded premiums earned	(16,089)	(19,152)	(33,980)	(41,659)

Net premiums earned	$54,928	$46,378	$106,911	$86,375

Net Losses and LAE Incurred:
Direct losses and LAE incurred	$23,222	$30,878	$57,342	$61,207
Assumed losses and LAE incurred — Capitol Companies	1,332	2,883	(4,250)	10,803
Assumed losses and LAE incurred — other	217	118	337	223
Ceded losses and LAE incurred	(4,118)	(8,626)	(12,812)	(21,510)

Net losses and LAE incurred	$20,653	$25,253	$40,617	$50,723

     The net premiums written table above presents our gross premiums written on the policies of the Capitol Companies (Assumed premiums written — Capitol Companies) as well as gross premiums written directly and assumed on the policies of DNA and Darwin Select (Direct and assumed premiums written — other). Since DNA and Darwin Select obtained their own A.M. Best rating of “A—” (Excellent) in November 2005, whenever possible, DPUI has written coverage on policies issued by DNA or Darwin Select. However, DNA does not yet have in place all rate and form filings required to write insurance business in every jurisdiction where it is licensed. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and insureds in certain classes of our business (primarily public company D&O) require policies issued by an insurer with an A.M. Best rating of “A” (Excellent). Consequently, although we write the majority of business on policies of our insurance company subsidiaries, we continue to depend upon the Capitol Companies to write policies for a portion of the business produced by DPUI. For the three and six month periods ended June 30, 2008 we wrote $6.1 million and $13.6 million, respectively, of gross premiums through our arrangement with the Capitol Companies, representing 9.6% and 9.4%, respectively, of the total gross premiums produced by DPUI. All business written by DPUI on policies of the Capitol Companies is fully reinsured by DNA.
     Ceded premiums written were reduced for the three months ended June 30, 2008 by $5,582 due to favorable adjustments of the 2004 through 2007 accident year loss results and were reduced for the six months ended June 30, 2008 by $9,329 also due to the favorable adjustments for 2004 through 2007 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2004 through 2007 accident years reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during the 2004 through 2007 accident years. Ceded premiums written were reduced for the three and six months ended June 30, 2007 by $3,836 and $4,198, respectively, due to the favorable adjustments for 2003 through 2006 accident year loss results.
     In September 2006, the Company established three reinsurance security trusts with sufficient assets to adequately collateralize the reinsurance obligations to the Capitol Companies for the amounts assumed by Darwin. The trust balances are adjusted on a quarterly basis to ensure that the assets held in trust are sufficient to meet Darwin’s obligations to the Capitol Companies under the reinsurance agreements between the Capitol Companies and Darwin. The investments held in the trusts had a market value of $200,007 and $217,609 as of June 30, 2008 and December 31, 2007, respectively, and are

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
included in total investments on the condensed consolidated balance sheets. The obligations due to the Capitol Companies pertaining to the reinsurance agreements were $192,973 and $209,067 as of June 30, 2008 and December 31, 2007, respectively.
(6) Loss and LAE Reserves
     The following table provides a reconciliation of the beginning and ending loss and LAE reserves, net of reinsurance, as shown in the Company’s condensed consolidated financial statements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross reserves balance at beginning of period	$410,948	$292,673	$387,865	$263,549
Less reinsurance recoverables on unpaid losses	(144,361)	(106,252)	(136,012)	(96,258)

Net reserves balance at beginning of period	266,587	186,421	251,853	167,291
Incurred losses and LAE, net of reinsurance, related to:
Current period	32,172	28,269	63,814	54,572
Prior periods	(11,519)	(3,016)	(23,197)	(3,849)

Total loss and LAE incurred	20,653	25,253	40,617	50,723

Paid losses and LAE, net of reinsurance, related to:
Current period	1,319	799	2,128	1,443
Prior periods	7,782	2,781	12,203	8,477

Total paid losses and LAE	9,101	3,580	14,331	9,920

Net reserves balance at June 30,	278,139	208,094	278,139	208,094
Plus reinsurance recoverables on unpaid losses	147,997	114,240	147,997	114,240

Gross reserves balance at June 30,	$426,136	$322,334	$426,136	$322,334

     Darwin continually reviews its loss and LAE reserves and the related reinsurance recoverables. Differences between estimated and ultimate payments are reflected in expense for the period in which the estimates are changed. The actuarial estimates are based on industry claim experience and our own experience and consider current claim trends and premium volume, as well as social and economic conditions. While Darwin has recorded its best estimate of loss and LAE reserves as of June 30, 2008 and 2007, it is possible these estimates may materially change in the future.
     We believe that actual loss and ALAE emergence during the first six months of 2008 has been positively impacted beyond our initial expectations by several factors including the success of Darwin’s underwriting efforts as well as industry-wide trends including (1) a beneficial impact of Sarbanes-Oxley regulation in improving the environment for Directors & Officers Liability, (2) low inflation that has mitigated increasing loss costs, and (3) an unexpected absence of claim severity.
     The increase in gross and net loss and LAE reserves for the three and six month periods ended June 30, 2008 compared to the same periods in 2007 primarily reflects increased net premiums earned for all lines of business and limited paid loss activity for the current and prior accident years. For the three and six months ended June 30, 2008 these increases are offset by a reduction in prior year losses and LAE incurred of $11,519 and $23,197, respectively, due to favorable development on net loss and LAE reserves recorded for accident years 2003 through 2007, primarily related to Darwin’s D&O and medical malpractice lines of business. For the three and six months ended June 30, 2007, the Company recorded reductions in prior year losses and LAE incurred of $3,016 and $3,849, respectively, due to favorable development on net loss and LAE reserves recorded for accident years 2003 through 2006.
(7) Capital Stock
     The Company filed a shelf registration statement on Form S-3 with the SEC which became effective August 20, 2007. The Form S-3 registered for possible future sale up to 9,371,096 shares of DPUI common stock (equal to approximately 55%

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
of the total issued and outstanding), all of which are currently owned by AIHL, a wholly-owned subsidiary of Alleghany. The filing was in response to AIHL’s exercise of its demand registration right under the Registration Rights Agreement dated May 18, 2006. The filing of the shelf registration statement does not obligate AIHL to sell any shares, and Darwin would not receive any proceeds from a sale of shares by AIHL. As previously disclosed in Note 2 of these Notes to Condensed Consolidated Financial Statements, Darwin has entered into the Merger Agreement with Allied World Assurance Corporation. Upon completion of the Merger this shelf registration would cease to be effective.
(8) Share-Based Compensation
     The Company has four share-based payment plans for employees and non-employee directors: the 2003 Restricted Stock Plan (as amended November 2005), the 2006 Stock Incentive Plan, the 2006 Employees’ Restricted Stock Plan and the 2006 Stock and Unit Plan for Non-employee Directors (Directors Plan). The plans are described in Note 13 of the Notes to Condensed Consolidated Financial Statements contained in the 2007 Form 10-K.
     The Company has recorded total share-based compensation expense of $576 and $219 for the three and six months ended June 30, 2008, respectively, and $76 and $467 for the three and six months ended June 30, 2007, respectively. The increase in the share-based compensation expense for the three months ended June 30, 2008 compared to the same three month period of 2007 was largely due to a $200 reduction of estimated forfeitures in consideration of the Merger which is expected to close in the fourth quarter of 2008, at which time all unvested securities will become fully vested. The lower compensation expense for the six months period ended June 30, 2008 compared to the three months ended June 30, 2008 was due to greater than anticipated restricted stock and stock option forfeitures in the first three months of 2008. During the three and six months ended June 30, 2008, a deferred tax benefit of $244 and $93, respectively, was recorded that relates to the stock-based compensation expense. The deferred tax benefit for the three and six months ended June 30, 2007 was $30 and $186, respectively.
     The activity in the 2003 Restricted Stock Plan, 2006 Employees’ Restricted Stock Plan and 2006 Stock Incentive Plan for the three month period ended June 30, 2008and related outstanding shares and options as of June 30, 2008 are as follows:

	2003 Restricted		2006 Employees’		2006 Stock Incentive Plan
	Stock Plan		Restricted Stock Plan		Restricted Stock		Stock Options
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Vesting		Vesting		Vesting		Exercise
	Shares	Price	Shares	Price	Shares	Value	Shares	Value

Outstanding at beginning of year	82,500	$16.00	8,185	$16.00	43,295	$25.07	254,208	$19.51
Granted	—	—	—	—	67,166	$23.11	199,473	$23.10
Options exercised or restricted stock vested	—	—	—	—	(806)	$25.30	—	$0.00
Forfeited	(61,875)	$16.00	(1,205)	$16.00	(11,706)	$23.74	(49,267)	$21.00

Outstanding at end of period	20,625	$16.00	6,980	$16.00	97,949	$23.88	404,414	$21.10

     On February 27, 2008 and May 2, 2008, the Company granted, under the terms of the 2006 Stock Incentive Plan, non-qualified stock options and restricted stock. The options have a ten-year term and 25% of each award becomes exercisable on each of the first four anniversaries of the grant date, provided that the option holder is still employed by DPUI. The fair value of the options was estimated at $7.56 and $8.82 per share, respectively, on the date of the grant using the Black-Scholes option pricing model. The expected term is based on the vesting period “simplified” method; or 6.25 years. The Company uses the simplified method due to the limited period of time its equity shares have been publicly traded. The estimated stock price volatility for the February option awards was 26.4% and volatility for the May option awards was 26.9%, based on the

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
average stock price volatility data for the expected term for similar property and casualty insurance companies. The risk-free interest rate assumption for the February and May option awards was based on the 6.25 year U.S. Treasury note for the expected term, which was 3.165% and 3.368%, respectively. The Company does not anticipate paying dividends during the expected term of the grant. The February and May restricted stock awards were issued at a fair market value of $22.56 and $25.62 per share, respectively, which was the average of the high and low market prices on the grant date. The terms of the awards provide for vesting of 50% of the restricted stock on each of the third and fourth anniversaries of the date of grant. In the first six months of 2008, 56,595 stock options became exercisable with a weighted average exercise price of $19.48. As of June 30, 2008, 90,973 options were exercisable and 313,441 options were not exercisable.
     For the six months ended June 30, 2008, there was a grant of 10,585 share units under the Directors Plan, to non-employee directors serving on the Company’s Board on the date of the 2008 Annual Meeting. As of June 30, 2008 and 2007, 35,855 and 25,270 share units, respectively, were outstanding.
(9) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings-numerator for basis and diluted earnings per share	$13,463	$7,752	$28,323	$12,972

Weighted average common shares outstanding- denominator for basic earnings per share	16,892,327	16,133,472	16,892,092	16,130,177

Effect of dilutive securities:
Restricted stock	122,098	891,670	136,233	913,322
Options	30,571	22,743	25,830	18,505
Share units	25,701	16,721	24,415	14,712

Weighted average common shares outstanding-denominator for dilutive earnings per share	17,070,697	17,064,606	17,078,570	17,076,716

Basic earnings per share	$0.80	$0.48	$1.68	$0.80

Dilutive earnings per share	$0.79	$0.45	$1.66	$0.76

     The diluted weighted average common shares outstanding exclude stock options with exercise prices greater than the average market price of Company’s common stock during the period because their inclusion would be anti-dilutive. The number of such anti-dilutive stock options for the three and six months ended June 30, 2008 was 250,861 and 202,875, respectively, and for the three and six months ended June 30, 2007 was 91,120 and 64,484, respectively.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(10) Comprehensive Income
     The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings	$13,463	$7,752	$28,323	$12,972
Other comprehensive income (loss):
Add (deduct) unrealized gains (losses) on investments, net of taxes	(5,816)	(3,944)	(5,152)	(3,846)
Reclassification adjustment for losses (gains) included in earnings, net of taxes	399	(11)	399	(11)

Unrealized gains (losses) on investment	(5,417)	(3,955)	(4,753)	(3,857)

Total comprehensive income	$8,046	$3,797	$23,570	$9,115

     The tax benefit for the unrealized gains on investments for the three months ended June 30, 2008 and 2007 was $3,142 and $2,312, respectively, and for the six months ended June 30, 2008 and 2007 was $2,783 and $2,255, respectively. The tax expense (benefit) for the reclassification adjustment for (gains) losses for both the three and six months ended June 30, 2008 and 2007 was $(215) and $6, respectively.
(11) Income Taxes
     Income tax expense for the three and six months ended June 30, 2008 and 2007 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive period to reflect the current estimates of the annual effective tax rates. For the three months ended June 30, 2008, the Company recorded a tax expense of $5,906, or a consolidated tax rate of 30.5%, compared to a tax expense of $3,505, or a consolidated tax rate of 31.1%, for the three months ended June 30, 2007. For the six months ended June 30, 2008, the Company recorded a tax expense of $12,015, or a consolidated tax rate of 29.8%, compared to a tax expense of $5,809, or a consolidated tax rate of 30.9%, for the six months ended June 30, 2007. The lower consolidated tax rate for the six month period in 2008 compared to 2007 was primarily attributable to an increase in investment income received on tax-exempt municipal securities.
(12) Related Party Transactions
     Darwin’s condensed consolidated statement of operations reflects fees due to the Capitol Companies for business produced by DPUI and written on the policies of the Capitol Companies. These fees were $184 and $338 for the three months ended June 30, 2008 and 2007, respectively, and $407 and $724 for the six months ended June 30, 2008 and 2007, respectively. The fee is calculated based on 3.0% of premiums written by Darwin on policies issued by the Capitol Companies. Darwin reimbursed the Capitol Companies separately for premium taxes and guaranty assessment fees. The reimbursements of expenses were $98 and $139 for the three months ended June 30, 2008 and 2007, respectively, and $225 and $291 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, Darwin had payables of $83 and $189, respectively, to the Capitol Companies for such fees and expenses.
     Certain of Darwin’s expenses, primarily its directors and officers liability insurance and its audit fees, have been paid directly by Alleghany and then reimbursed by Darwin to Alleghany. Darwin reimbursed Alleghany for expenses of $5 and $31 in connection with these charges for the three months ended June 30, 2008 and 2007, respectively, and $71 and $81 for the six months ended June 30, 2008 and 2007, respectively.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(13) Segments
     Darwin’s specialty liability insurance operations comprise one business segment. The specialty liability insurance business consists primarily of four lines of business: D&O, E&O, general liability, and medical malpractice liability insurance. Management organizes the business around the professional specialty liability insurance market and related products. Our Chief Operating Decision Maker (President and Chief Executive Officer) reviews results and operating plans and makes decisions on resource allocations on a company-wide basis. The Company’s specialty liability insurance business is produced through brokers, agents and program administrators throughout the United States.
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
     The following table presents the Company’s four specialty liability products’ gross premiums written and earned for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross premiums written:
Directors and officers	$10,406	$11,207	$19,510	$20,045
Errors and omissions	31,706	31,550	73,904	74,353
General liability	546	—	1,441	—
Medical malpractice liability	21,336	23,125	49,182	45,762

Total	$63,994	$65,882	$144,037	$140,160

Gross premiums earned:
Directors and officers	$9,652	$10,071	$19,449	$20,081
Errors and omissions	34,635	31,483	68,622	61,200
General liability	464	—	767	—
Medical malpractice liability	26,266	23,976	52,053	46,753

Total	$71,017	$65,530	$140,891	$128,034

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

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
(15) Fair Value Accounting
Fair Value of Financial Instruments
     The estimated carrying values and fair values of Darwin’s financial instruments as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Assets
Investments	$620,280	$620,280	$556,938	$556,938

Liabilities
Debt*	$5,000	$5,000	$5,000	$5,000

*	The carrying amount of the debt is estimated to approximate fair value.
     SFAS 157 was issued in September 2006 and adopted by Darwin as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, SFAS 157 establishes a three-tiered hierarchy for inputs used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are ones that market participants would use in pricing a financial instrument. Unobservable inputs are ones that reflect the belief about the assumptions that market participants would use in pricing a financial instrument based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
“Level 1”: Management’s valuations are based on unadjusted quoted prices in active markets for identical, unrestricted assets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these assets does not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. For Darwin, assets utilizing Level 1 inputs generally include common stock, short-term money market investments and U.S. Government debt securities, where valuations are based on quoted market prices.
“Level 2”: Management’s valuations are based on quoted prices in markets that are not deemed to be sufficiently “active,” or involve direct or indirect observable market inputs, such as prices for similar securities. For Darwin, assets utilizing Level 2 inputs generally include certain preferred stock and debt securities (other than debt issued by the U.S. Government). Third-party dealer quotes typically constitute a significant input in management’s determination of the fair value of these types of fixed income securities. In developing such quotes, dealers will utilize the terms of the security and market-based inputs. Terms of the security include coupon, maturity date, and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include the level of interest rates applicable to comparable securities in the market place and current credit rating(s) of the security.
“Level 3”: Management’s valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Valuation under Level 3 generally involves a significant degree of judgment. For Darwin, assets utilizing Level 3 inputs are limited to an asset-backed security from one issuer. Management’s determination of the fair value of this one issuer’s investment is based on valuations of the underlying assets provided by brokers dealing regularly in this particular type of security with similar underlying characteristics. In developing their valuations of the underlying assets, the brokers will look at recent transactions in a comparable security with like collateral, current credit rating(s) of the security along with the current economic environment associated with the underlying collateral.

Darwin Professional Underwriters, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except per share amounts)
     The estimated fair values of Darwin’s invested assets by balance sheet caption and level as defined above as of June 30, 2008 and December 31, 2007 are as follows:

June 30, 2008	Level 1	Level 2	Level 3	Total

Assets
Equity securities	$3,625	$3,442	$—	$7,067
Fixed maturities	15,106	547,134	3,189	565,429
Short-term investments	669	47,115	—	47,784

Total investments	$19,400	$597,691	$3,189	$620,280

December 31, 2007	Level 1	Level 2	Level 3	Total

Assets
Equity securities	$—	$3,680	$—	$3,680
Fixed maturities	14,846	424,876	5,940	445,661
Short-term investments	5,851	101,746	—	107,597

Total investments	$20,697	$530,302	$5,940	$556,938

     At June 30, 2008, the Level 3 investments consisted of one security. At December 31, 2007, the Level 3 investments consist of two securities from a single issuer. There were no new purchases or sales of investments in this category in the first six months of 2008. One of the Level 3 securities at December 31, 2007 changed to a Level 2 security during such six month period based on the source of available market input data.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and accompanying notes included herein. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q constitutes forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited December 31, 2007 Consolidated Financial Statements and Notes thereto, as presented in our Annual Report on Form 10-K for the year ended December 31, 2007 (the 2007 Form 10-K), as filed on February 29, 2008 with the Securities and Exchange Commission (SEC), for an expanded history of the Company, a detailed discussion of risk factors that may affect our business and additional information.
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
     Factors that could cause actual events or results to differ materially from our forward-looking statements include, but are not limited to, the following: global economic conditions which could affect the market for specialty liability insurance generally as well as alter the intensity of competition within our markets; changes in the laws, rules and regulations which apply to our insurance companies and which affect how they do business; effects of newly-emerging claim and coverage issues on our insurance businesses, including adverse judicial decisions or regulatory rulings; unexpected loss of key personnel or higher-than-anticipated turnover within our staff; effects of rating agency policies and practices which could impact our insurance companies’ claims paying and financial strength ratings; market developments affecting the availability and/or the cost of reinsurance, including changes in the recoverability of reinsurance receivables; the impact on financial results of actual claims levels’ exceeding our loss reserves, or changes in the level of loss reserves estimated to be necessary; the impact of industry changes required as a result of insurance industry investigations by state and federal authorities; developments within the securities markets which affect the price or yield on investment securities we purchase and hold in our investment portfolio; our inability for any reason to execute announced and/or future strategic initiatives as planned; and other factors identified in filings with the SEC, including the risk factors set forth in the 2007 Form 10-K.
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
Agreement and Plan of Merger
     The Company entered into a definitive Agreement and Plan of Merger dated as of June 27, 2008 (“Merger Agreement”) with Allied World Assurance Company Holdings, Ltd, a Bermuda company (“Parent”), and Allied World Merger Company, a Delaware corporation and a wholly owned subsidiary of Parent (“MergerCo”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than shares owned by the Company, its subsidiaries, Parent, MergerCo or any of their wholly owned subsidiaries or any stockholders who properly exercise appraisal rights under Delaware law) will be cancelled and automatically converted into the right to receive $32.00 in cash, without interest. The aggregate purchase price approximates $550 million.

     Completion of the Merger is subject to customary closing conditions, including among other things, approval by the Company’s stockholders and receipt of specified governmental and regulatory consents and approvals.  The Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act on July 21, 2008. The Company currently anticipates completing the Merger in the fourth quarter of 2008. However, there can be no assurance that the Merger will be completed. The Merger Agreement contains certain termination rights for both the Company and Parent, and further provides that, upon termination of the Merger Agreement under specific circumstances, the Company may be required to pay Parent a termination fee of $16.5 million. The Company has incurred $1.2 million of expenses through June 30, 2008 in connection with the Merger.
     Alleghany Insurance Holdings LLC (AIHL), a wholly owned subsidiary of Alleghany Corporation (Alleghany), which owns approximately 55% of the Company’s outstanding common stock, has agreed to, among other things, vote such number of shares equal to 40% of the Company’s outstanding voting stock in favor of the Merger, pursuant to the terms of a voting agreement with Parent.
Our History
     DPUI was originally formed by Stephen Sills, our President and Chief Executive Officer, and Alleghany in March 2003 as an underwriting manager to underwrite professional liability coverages in the D&O, E&O and medical malpractice liability lines. Initially, DPUI wrote business for three insurance companies that are wholly-owned subsidiaries of Alleghany: Capitol Indemnity Corporation, Capitol Specialty Insurance Corporation and Platte River Insurance Company (which we refer to, collectively, as the Capitol Companies). DPUI currently writes the majority of its business on policies issued by its wholly-owned insurance subsidiaries, Darwin National Assurance Company (DNA) and Darwin Select Insurance Company (Darwin Select). Since inception, we have had full responsibility for managing the business produced by DPUI and issued on policies of the Capitol Companies, including obtaining reinsurance on such business and administering claims. Whenever we refer to business generated, written or produced by Darwin, we include business produced by DPUI and written on policies of the Capitol Companies (whether before or after the acquisitions of DNA and Darwin Select), all of which policies are now fully reinsured by DNA.
     In February 2004, Alleghany formed Darwin Group, Inc. (Darwin Group), a wholly-owned subsidiary of AIHL, in order to acquire DNA, an admitted insurance company domiciled in Delaware, from Aegis Holding, Inc., a subsidiary of Associated Electric & Gas Insurance Services Limited. At the time of acquisition, DNA (then named U.S. Aegis Insurance Company) was licensed in 40 states. As of June 30, 2008, DNA was licensed in 50 U.S. jurisdiction (including the District of Columbia), and is eligible to write on a surplus lines basis in the one remaining state (Arkansas).
     In May 2005, Darwin Group, through its subsidiary DNA, acquired Darwin Select, a surplus lines insurance company (then named Ulico Indemnity Company) domiciled in Arkansas from Ulico Casualty Company, a subsidiary of ULLICO Inc. As of June 30, 2008, Darwin Select was licensed to write insurance in Arkansas and was eligible to operate on a surplus lines basis in 49 additional U.S. jurisdictions.
     In November 2007, Evolution was formed by DPUI as a new subsidiary to serve as a holding company for our non-risk bearing insurance operations. On January 4, 2008, Evolution acquired AMS, a regional program administrator and wholesale brokerage operation based in Florida.
     In November 2007, Vantapro (then named Midway Insurance Company of Illinois) was acquired from Fireman’s Fund. Vantapro is licensed to write property and casualty business on an admitted basis in two states; Illinois, its former state of domicile, and Arkansas (its current state of domicile). Vantapro filed and application to redomesticate to Arkansas, which was approved effective May 30, 2008, and will look to expand its licensed capability to other states.
Ongoing Arrangements with the Capitol Companies
     Since the Company’s inception, the Company has written some of its business on behalf of the Capitol Companies. These policies are written by the Capitol Companies pursuant to the underwriting management agreements currently in effect and are fully reinsured by DNA. DNA collateralizes any reinsurance payables and unearned premium due to the Capitol Companies through reinsurance trusts which are funded in amounts at least equal to 100% of the reinsurance payables and unearned premiums outstanding.
     Since November 2005, when DNA and Darwin Select obtained their own A.M. Best ratings of “A-” (Excellent), DPUI has written coverage on policies issued by DNA or Darwin Select whenever possible. Regulatory constraints prevent our writing on DNA in some states, however. In addition, the Capitol Companies have A.M. Best ratings of “A” (Excellent), and insureds in certain classes (primarily public company D&O) require policies issued by an “A” rated insurer. Consequently, although we write the majority of our business on DNA or Darwin Select policies, we continue to depend for a portion of our business on our ability to underwrite policies issued by the Capitol Companies, under the underwriting management agreements with each of them, each of which is fully reinsured by DNA. For the year ended December 31, 2007, we wrote gross premiums of $42.9 million (15.3% of our total gross premium written) through the Capitol Companies arrangement. During the first six months of 2008, $13.6 million, or 9.4% of the total gross premiums underwritten by DPUI, was written on policies of the Capitol Companies. Almost all of this business was written on the policies of the Capitol Companies due to our insured requiring a policy from an A.M. Best “A” rated carrier. While our reliance on the Capital Companies arrangement related to regulatory constraints has greatly diminished, we do not expect that our issuance of policies written on the Capitol Companies for the insureds who require an A.M. Best rating of “A” (Excellent) will decline so long as our rating is “A-” (Excellent). Most of the insureds in this category are public companies purchasing D&O insurance.
     The following table indicates the amount of public company D&O gross premiums written in each of the periods presented as a percentage of total gross premiums written for such period. Management believes that public company D&O is the most rating sensitive class of business we write and, accordingly, that it provides the best available indicator of our level of rating sensitive business.

	Three Months ended		Six Months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Public Company D&O Gross Premiums Written	$5.7	$6.8	$9.4	$11.9
Total Gross Premiums Written	$64.0	$65.9	$144.0	$140.2
Percentage of Total Represented by Public Company D&O	8.9%	10.3%	6.5%	8.5%
     The fees charged to Darwin for the issuance of Capitol Companies’ policies in respect of business produced by DPUI during the first six months of 2008 and 2007 were 3.0% of gross premiums written. In addition, under the fee arrangements, Darwin is required to reimburse the Capitol Companies for direct expenses that they incur in connection with the issuance of Darwin-produced policies (such as premium taxes and guaranty association assessments). Pursuant to the fee arrangements, Darwin incurred fees payable to the Capitol Companies of $0.2 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively. Pursuant to the expense reimbursement arrangements, Darwin reimbursed the Capitol Companies an additional $0.1 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively, for direct expenses incurred, in connection with the business written on policies of the Capitol Companies.
     The term of the underwriting management agreements between DPUI and the Capitol Companies runs from June 1 through May 31 of each year. However, either party may terminate effective upon an expiration date, provided that the terminating party provides 60 days prior notice of termination. In addition, a Capitol Company may terminate at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in DPUI or upon a sale of all or substantially all of the assets of DPUI to a person other than Alleghany or an affiliate of Alleghany; thus, in the event of the completion of the Merger, a Capitol Company will be able to terminate by written notice. DPUI may terminate its underwriting management agreement with a Capitol Company at any time, by written notice, when Alleghany does not own at least 51% of the outstanding equity interests in the subject Capitol Company or upon a sale of all or substantially all of the assets of the subject Capitol Company to any person other than Alleghany or an affiliate of Alleghany. Effective as of the end of 2007, DPUI delegated the performance of obligations under the underwriting management agreements to its subsidiary, DNA, with the Capital Companies’ consent.
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
     In the first quarter of 2008, we revised weights for accident years 2006 and 2007. The adjustment results in the indications for these years responding more quickly to emerging loss experience while continuing to maintain what we believe to be an appropriate balance between our two actuarial methodologies. We made this change because our loss emergence for 2006 and 2007 has been moderate and stable while the size of the book of business is much larger than the book written in our earlier years. This stability and increased size now allow us to place more credibility in the emerging results. In general, such adjustments will be considered each quarter as loss experience for each accident year matures.
     For the six months ended June 30, 2008, the impact of this change in estimate resulting collectively from the actuarial weighting methodology and management judgment was a net reduction of $23.2 million, or 8.7%, of the total June 30, 2008 net loss and ALAE reserves, reflecting overall favorable loss and ALAE emergence for the 2003 through 2007 accident years. Additionally, for the six months ended June 30, 2008, these adjustments resulted in a reduction to ceded written premium of $9.3 million.
     We believe that actual loss and ALAE emergence during the first six months of 2008 has been positively impacted beyond our initial expectations by several factors, including the success of Darwin’s underwriting efforts as well as industry-wide trends including (1) a beneficial impact of Sarbanes-Oxley regulation in improving the environment for D&O, (2) low inflation that has mitigated increasing loss costs, and (3) an unexpected absence of claim severity.
     As mentioned above, ULAE represents claims-related expenses that do not arise from and cannot be assigned to specific claims, such as the general expense of maintaining an internal claims department. In calculating our ULAE reserve, we use a generally accepted methodology that assumes that (1) 50% of ULAE is incurred when a claim is first reported and analyzed and a case reserve is established, and (2) the remaining 50% of ULAE is incurred over the life of the claim. The ULAE reserve is determined by applying a fixed percentage to 50% of our loss and ALAE case reserves and 100% of our loss and ALAE case and IBNR reserves. We selected a fixed percentage of 3.2% based on our analysis of insurance industry averages.
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
     For the six months ended June 30, 2008 and 2007, Darwin experienced average price decreases on its renewal policies of 9.5% and 12.7%, respectively, across all its product lines. We believe that these decreases are not unusual during the insurance pricing cycle. Without mitigating factors, such as favorable loss emergence, such reductions in prior price levels could result in a commensurate increase in the expected loss and LAE ratio that is utilized in actuarial methodologies.
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
     Darwin establishes its best estimate for liabilities for loss and LAE reserves. Based on the Company’s analyses, management believes that the reserves for loss and LAE established as of December 31, 2007 and June 30, 2008 are adequate and represent the best estimate of Darwin’s liabilities.

     The following tables show the breakdown of our reserves between case reserves, IBNR reserves and ULAE reserves, both gross and net of reinsurance:
Gross Loss and LAE Reserves

	At June 30, 2008				At December 31, 2007
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
	(Dollars in thousands)
Other liability, claims-made	$42,794	$218,512	$6,456	$267,762	$27,020	$204,768	$5,884	$237,672
Other liability, occurrence	1,306	3,933	124	5,363	20	4,114	110	4,244
Medical malpractice liability, claims-made	21,863	125,153	5,582	152,598	20,382	119,787	5,331	145,500
Private passenger auto liabilty (1)	300	113	—	413	300	149	—	449

Total	$66,263	$347,711	$12,162	$426,136	$47,722	$328,818	$11,325	$387,865

Percentage of total gross reserves	15.5%	81.6%	2.9%	100.0%	12.3%	84.8%	2.9%	100.0%
Loss and LAE Reserves, Net of Reinsurance

	At June 30, 2008				At December 31, 2007
Statutory Line of Business	Case	IBNR	ULAE	Total	Case	IBNR	ULAE	Total
Other liability, claims-made	$28,020	$133,822	$6,420	$168,262	$22,329	$123,333	$5,848	$151,510
Other liability, occurrence	638	3,161	124	3,923	20	3,102	110	3,232
Medical malpractice liability, claims-made	17,840	82,532	5,582	105,954	16,976	74,804	5,331	97,111
Private passenger auto liabilty (1)	—	—	—	—	—	—	—	—

Total	$46,498	$219,515	$12,126	$278,139	$39,325	$201,239	$11,289	$251,853

Percentage of total net reserves	16.7%	78.9%	4.4%	100.0%	15.6%	79.9%	4.5%	100.0%

(1)	Private passenger auto liability reserves are gross outstanding reserves from the acquisition of Vantapro. These reserves are 100% ceded to Fireman’s Fund, the former parent of Vantapro.
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
     The sensitivity of indicated reserves to changes in assumptions is estimated by creating several scenarios and applying Darwin’s actuarial methodologies. The scenarios assume:
(1)	The expected loss and LAE ratios vary by as much as 5 percentage points above and below the key assumptions underlying our selected loss reserving methodologies. Both methodologies are sensitive to this assumption.

(2)	Loss development factors change by an average of 5 percentage points from the key assumptions underlying our selected loss reserving methodologies. A decrease in loss development means that Darwin’s reported losses are assumed to be closer to ultimate value and thus have less development remaining than insurance industry data would indicate. An increase in loss development means that Darwin’s reported losses and LAE are assumed to have more development remaining before ultimate values are reached than insurance industry data would indicate. The B-F method is sensitive to this assumption.
     These scenarios are well within historical variation for Darwin’s lines of business and we believe they create a reasonable sensitivity test of Darwin’s reserves. Neither of these adjustments is believed to be more likely than the other in the assumptions underlying Darwin’s reserves.
     The tables below present the potential changes in Darwin’s gross loss reserves as of June 30, 2008 (assumes no benefit from reinsurance), before and after the effect of tax, that could result based upon changes of the key assumptions underlying our selected loss reserving methodologies:

Before Tax

	Change in Loss
	Development / Emergence
	5% Average		5% Average
Change in Expected Loss and LAE Ratio	Decrease	No Change	Increase
	(Dollars in thousands)
5 percentage point increase	$5,966	$27,273	$46,449
No change	(19,602)	—	17,898
5 percentage point decrease	(45,597)	(27,273)	(11,080)
After Tax (Assumes a 35% tax rate)

	Change in Loss
	Development / Emergence
	5% Average		5% Average
Change in Expected Loss and LAE Ratio	Decrease	No Change	Increase
	(Dollars in thousands)
5 percentage point increase	$3,878	$17,727	$30,192
No change	(12,741)	—	11,634
5 percentage point decrease	(29,638)	(17,727)	(7,202)
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
     Reinsurance and Reinsurance Recoverables. Darwin purchases third-party treaty reinsurance for substantially all of its lines of business. Treaty reinsurance provides protection over entire classes or lines of business to mitigate the volatility of our book of business by limiting exposure to a frequency of severity losses. On a limited basis, Darwin has purchased facultative reinsurance (which is reinsurance obtained on a case-by-case basis for all or part of the insurance with respect to a single risk, exposure, or policy) to provide reinsurance protection on individual risks. Accounting for reinsurance contracts is complex and requires a number of significant judgments and estimates to be made regarding the calculation of amounts payable to reinsurers, amounts recoverable from reinsurers and the ultimate collectability of those reinsurance recoverables from reinsurers. In addition, significant judgments are required in the determination of the compliance with overall risk transfer provisions that guide the accounting for reinsurance. These judgments and estimates are critical accounting estimates for Darwin.
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

Our ceded premium incurred on these treaties is determined by the loss ratio on the business subject to the reinsurance treaty. As the expected ultimate loss ratio increases or decreases, the ceded premiums and losses recoverable from reinsurers will also increase or decrease relationally within a minimum and maximum range for ceded premium and subject to a loss ratio cap for losses recoverable. Until such time as the ceded premium reaches the maximum rate within the terms of the contract, ceded premium paid to the reinsurer will be in excess of the amount of any losses recoverable from reinsurers. After the ceded premium incurred reaches the maximum rate stated in the contract, losses incurred covered within the contract are recoverable from reinsurers up to a maximum amount recoverable, without any required additional ceded premium payment. The maximum amount recoverable is expressed as either a dollar amount or a loss ratio cap which is expressed as a percentage of the maximum amount of the ceded premium. In some instances the contracts are expressed as the greater of a dollar amount or a loss ratio cap. When expressed as a loss ratio cap these variable rated contracts vary from 225% to 300% of the maximum rate of ceded premium payable within the terms of the contracts. As a result, the same uncertainties associated with estimating loss and LAE reserves affect the estimates of ceded premiums and losses recoverable from reinsurers on these contracts. In some instances we have purchased variable-rated excess of loss reinsurance that has no maximum amount recoverable.
     Darwin’s estimated loss and LAE reserve experience has resulted in downward adjustment of ceded premium for the variable-rated excess of loss contracts. For the six months ended June 30, 2008 and 2007, these amounts were $9.3 million and $4.2 million, respectively. The total ceded premium recoverable balances arising from these adjustments were $7.1 million and $9.4 million as of June 30, 2008 and December 31, 2007, respectively.
     In general we retain the first $1 million of loss per claim across most classes of business including many of the E&O classes, private and non-profit D&O, short-line railroad liability, and most medical malpractice classes. However, for commercial, healthcare management and Financial Institution (FI) D&O and managed care and FI E&O we retain the first $2 million of loss per claim. On other specific classes we retain lower limits that currently range from $0.35 million to $0.5 million of loss per claim. In addition we retain various additional amounts known as co-insurances that vary between 10% and 25% of the limits above these retentions.
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
     Ceded unearned reinsurance premiums (the portion of premiums representing the unexpired portion of the policy term as of a certain date), reinsurance recoverable on paid and unpaid losses and settlement expenses and ceded premiums recoverable are reported separately as assets, rather than being netted with the related liabilities, since reinsurance does not relieve us of our liability to policyholders. Such balances are subject to the credit risk associated with the individual reinsurer. We continually monitor the financial condition of our reinsurers. Any estimate of unrecoverable amounts from troubled or insolvent reinsurers is charged to earnings at the time of determination that recoverability is in doubt. To date, Darwin has not recorded a charge to earnings for uncollectability of reinsurance recoverables from reinsurers.
     Impairments of Investment Securities. Equities and fixed maturities deemed to have declines in value that are other than temporary are written down to carrying values equal to their estimated fair values in the condensed consolidated statement of operations. On a quarterly basis, all securities with an unrealized loss are reviewed to determine whether the decline in the fair value of any investment below cost is other than temporary. Risks and uncertainties are inherent in our assessment methodology for determining whether a decline in value is other than temporary. Risks and uncertainties could include, but are not limited to, incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates or credit ratings. Impairment losses result in a reduction of the underlying investment’s cost basis. Significant changes in these factors could result in a considerable charge for impairment losses as reported in the condensed consolidated financial statements.
     The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors: (i) the time period during which there has been a significant decline in value; (ii) an analysis of the liquidity, capital and financial condition of the issuer including the current credit rating(s) and any recent downgrades by the major rating agencies; (iii) an evaluation of the collateral and other credit support of the security; and (iv) the Company’s intent and ability to hold the investment until maturity. If the Company, based on its analysis and judgment, determines that the decline in fair value is other than temporary, the security is written down to the fair value of the security and the previously unrealized loss is realized in the period that such determination is made.
     Given recent rating agency actions on sub-prime securities, we performed additional procedures to review for any impairment on our mortgage/asset-backed securities that are classified as sub-prime mortgage obligations. Based on these procedures, we do not believe we have any other-than-temporarily impaired fixed income securities classified as “sub-prime” or Alt-A mortgage obligations.
     Certain asset-backed and municipal securities held by Darwin are backed by a financial guarantee insurance policy from a mono-line insurance guarantor (mono-lines) to strengthen the overall credit quality of the security.  These mono-lines have historically been rated at the highest credit quality ratings from the major rating agencies (Standard & Poor’s, Moody’s and Fitch). Recent volatility in credit markets, particularly related to the sub-prime credit market, has caused large losses for these mono-lines, reduced their capital and put their credit ratings at risk. Several have been downgraded and/or are on a negative credit watch by the major rating agencies.  When a security is backed by a mono-line guarantee, and that mono-line has a credit rating higher than the underlying credit rating of the issuer, it may trade at a price higher than it would if there was no guarantee. A subsequent downgrade of that mono-line’s credit rating could have an adverse impact on the fair market value of the securities that are backed by that mono-line’s guarantee. When acquiring fixed income securities that are backed by a financial guarantee insurance policy, Darwin’s investment philosophy is to evaluate the credit quality of the underlying issuer assuming that no insurance guarantee is in place and purchase those securities based upon the assumption that no insurance policy would be available to make payment on the securities.
     As part of our review of securities for the second quarter of 2008, we identified a FHLMC perpetual preferred stock that had been in an increasingly larger unrealized loss position over the past 10 months. In addition to issuing its own preferred stock for raising capital, FHLMC provides guarantees on residential mortgages contained in certain mortgage-backed securities. In recent weeks and months, FHLMC has experienced liquidity problems that were primarily driven by difficulties in the broader mortgage and housing markets. As a result, it has been necessary for FHLMC to issue additional preferred stock at a higher rate than our current holding. These factors have caused our holding to decline in value by $558 thousand as of June 30, 2008. Based on these facts, management has determined that the decline is other than temporary at June 30, 2008 and recorded a realized loss of $558 thousand. Management will continue to monitor the performance of this security in future periods to determine if further write-downs are necessary.
     Deferred Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2008, net deferred tax assets of $18.8 million were recorded consisting of gross deferred tax assets of $24.7 million and gross deferred tax liabilities of $5.9 million. The net deferred asset at December 31, 2007 was $13.5 million, with gross deferred tax assets of $21.3 million and gross deferred tax liabilities of $7.8 million. The increase in the net deferred tax assets was primarily due to deferred tax assets for net unrealized losses on investment securities, accrued expenses, and discounting of loss and LAE reserves.
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
New Accounting Standards
     In September 2006, FASB Statement No. 157, Fair Value Measurements (SFAS 157), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. This Statement does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements prepared for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Darwin has adopted the provisions of SFAS 157 as of January 1, 2008, and the implementation did not have any material impact on the Company’s results of operations or financial condition.
     In December 2007, FASB Statement No. 141 (revised 2007), Business Combinations was issued. This Statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose additional information regarding the nature and financial effect of the business combination. This Statement is effective for the first annual reporting period beginning after December 15, 2008. Darwin will adopt the statement for all business combinations initiated after December 31, 2008.
     In December 2007, FASB Statement 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160) was issued. SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for all business combinations initiated after December 31, 2008.
     The Securities and Exchange Commission released Staff Accounting Bulletin No. 110 (SAB 110) in December 2007. SAB 110 allows a company to continue to elect beyond December 31, 2007, under certain circumstances, the simplified method in developing an estimate of expected term of share options in accordance with Statement of financial Accounting Standard No. 123 (revised 2004), Share-Based Payments. Darwin has used the simplified method since its initial public offering (IPO) in May 2006 and will continue to use the method due to the limited period of time its equity shares have been publicly traded. Darwin adopted SAB 110 as of January 1, 2008, and the implementation did not have a material impact on its results of operations and financial condition.

Condensed Consolidated Results of Operations
     The following table sets forth our consolidated results of operations and underwriting results (dollars in thousands). All significant inter-company accounts and transactions have been eliminated.

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,		2008 vs	June 30,		2008 vs
	2008	2007	2007	2008	2007	2007
	(Dollars in thousands)
Insurance Revenues:
Gross premiums written	$63,994	$65,882	(2.9)%	$144,037	$140,160	2.8%
Ceded premiums written	(12,881)	(16,850)	(23.6)%	(34,910)	(42,186)	(17.3)%

Net premiums written	51,113	49,032	4.2%	109,127	97,974	11.4%
Decrease (increase) in unearned premiums	3,815	(2,654)	(243.8)%	(2,216)	(11,599)	(80.9)%

Net premiums earned	54,928	46,378	18.4%	106,911	86,375	23.8%
Net investment income	5,930	5,441	9.0%	11,999	10,680	12.4%
Realized investment gains (losses)	(614)	17	*	(614)	17	*
Other income	1,294	—	100.0%	2,889	—	100.0%

Total revenues	61,538	51,836	18.7%	121,185	97,072	24.9%

Costs and Expenses:
Losses and loss adjustment expenses incurred	20,653	25,253	(18.2)%	40,617	50,723	(19.9)%
Commissions and brokerage expenses	5,992	6,329	(5.3)%	12,438	11,509	8.1%
Other underwriting, acquisition and operating expenses	10,638	6,760	57.4%	17,838	13,245	34.7%
Other expenses compensation	4,817	2,237	115.3%	9,816	2,814	248.8%
Interest expense	69	—	100.0%	138	—	100.0%

Total costs and expenses	42,169	40,579	3.9%	80,847	78,291	3.3%

Earnings before income taxes	19,369	11,257	72.1%	40,338	18,781	114.8%

Income tax expense	5,906	3,505	68.5%	12,015	5,809	106.8%

Net earnings	$13,463	$7,752	73.7%	$28,323	$12,972	118.3%

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,		2008 vs	June 30,		2008 vs
	2008	2007	2007	2008	2007	2007
Underwriting ratios to net premiums earned:
Loss ratio (1)	37.6%	54.5%	(16.9)%	38.0%	58.7%	(20.7)%

Commissions and brokerage expense ratio (2)	10.9%	13.6%	(2.7)%	11.6%	13.3%	(1.7)%
Other underwriting, acquisition and operating expense ratio (3)	19.4%	14.6%	4.8%	16.7%	15.4%	1.3%

Total expense ratio (4)	30.3%	28.2%	2.1%	28.3%	28.7%	(0.4)%

Combined ratio (5)	67.9%	82.7%	(14.8)%	66.3%	87.4%	(21.1)%

Net premiums written/gross premiums written	79.9%	74.4%	5.5%	75.8%	69.9%	5.9%
Ceded premiums written/gross premiums written	20.1%	25.6%	(5.5)%	24.2%	30.1%	(5.9)%
Net premiums earned/net premiums written	107.5%	94.6%	12.9%	98.0%	88.2%	9.8%

(1)	Loss ratio is calculated by dividing total losses and loss adjustment expenses incurred by net premiums earned.

(2)	Commissions and brokerage expense ratio is calculated by dividing total commissions and brokerage expenses by net premiums earned.

(3)	Other underwriting, acquisition and operating expense ratio is calculated by dividing total other underwriting, acquisition and operating expenses by net premiums earned. Excludes other expenses which primarily consist of the Company’s long-term incentive plan and expenses associated with our agency business.

(4)	Total expense ratio is the sum of the commissions and brokerage expense ratio and the other underwriting, acquisition and operating expense ratio.

(5)	Combined ratio is the sum of the loss ratio and the total expense ratio.

Three and Six Month Periods Ended June 30, 2008 Compared to the Three and Six Month Periods Ended June 30, 2007
     Net earnings. Darwin reported net earnings of $13.5 million for the quarter ended June 30, 2008 compared to $7.8 million for the quarter ended June 30, 2007 and net earnings of $28.3 million for the six months ended June 30, 2008 compared to $13.0 million for the six months ended June 30, 2007. The increase in net earnings is due primarily to favorable development of prior year loss reserves, significant increases in net premiums earned (which is the portion of net premiums written that is recognized for accounting purposes as income during a period) and higher net investment income; partially offset by an increase in underwriting, acquisition and operating expenses in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007. Darwin reported a combined ratio of 67.9% in the second quarter of 2008 compared with a combined ratio of 82.7% in the second quarter of 2007 and reported a combined ratio of 66.3% for the six months ended June 30, 2008 compared with a combined ratio of 87.4% for the six months ended June 30, 2007. The improvement in combined ratios for 2008 primarily reflects the favorable development of prior year loss and LAE reserves. Darwin recognized approximately $13.1 million in earnings ($8.5 million, net of tax) in the second quarter of 2008 from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation and profit-sharing expenses. For the second quarter of 2007, Darwin recognized approximately $4.3 million ($2.8 million, net after taxes) from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation and profit-sharing expenses. Darwin recognized approximately $24.6 million in earnings ($16.0 million, net of tax) for the six months ended June 30, 2008 and approximately $5.2 million ($3.4 million, net after taxes) for the six months ended June 30, 2007, from the change in estimate of prior year loss reserves and the corresponding ceded premium, net of incentive compensation and profit-sharing expenses. Darwin’s net investment income was $5.9 million in the second quarter of 2008 as compared to $5.4 million in the second quarter of 2007 as a result of an increase in average invested assets, and was $12.0 million in the first six months of 2008 as compared to $10.7 million in the first six months of 2007 as a result of an increase in average invested assets.
     Gross premiums written. Gross premiums written were $64.0 million for the quarter ended June 30, 2008, compared to $65.9 million for the quarter ended June 30, 2007, a decrease of $1.9 million, or 2.9%. Gross premiums written were $144.0 million for the six months ended June 30, 2008 compared to $140.2 million for the six months ended June 30, 2007, an increase of $3.8 million, or 2.8%. The decrease in gross premiums written during the second quarter of 2008 compared to the second quarter of 2007 reflects a decline in premiums in Darwin’s D&O and medical malpractice lines of business. The increase in gross premiums written during the first six months of 2008 compared to the first six months of 2007 primarily reflects a growth in premiums in Darwin’s medical malpractice lines of business. Of the $64.0 million of gross premiums written in the second quarter of 2008, approximately $21.3 million was attributable to medical malpractice liability business, $31.7 million was attributable to E&O business, $10.4 million was attributable to D&O business and $0.6 million was attributable to general liability business. Of the $144.0 million of gross premiums written in the first six months of 2008, approximately $49.2 million was attributable to medical malpractice liability business, $73.9 million was attributable to E&O business, $19.5 million was attributable to D&O business and $1.4 million was attributable to general liability business.
     Our medical malpractice liability premiums decreased by $1.8 million to $21.3 million for the quarter ended June 30, 2008, compared to $23.1 million for the quarter ended June 30, 2007. The premiums for the quarter ended June 30, 2008 resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $7.3 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $14.0 million of medical malpractice liability premiums. The decrease for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily driven by lower writings in our hospital professional liability line of business. Medical malpractice liability premiums increased by $3.4 million to $49.2 million for the six months ended June 30, 2008, compared to $45.8 million for the six months ended June 30, 2007. This increase resulted from the writing of new medical malpractice liability policies for gross premiums of approximately $21.6 million, primarily in our hospital professional liability and miscellaneous medical facility classes of business, and the renewal of existing policies for $27.6 million of medical malpractice liability premiums. The increase for the six months ended June 30, 2008 was primarily driven by the writing of several large policies in the first quarter of 2008. Due to competitive pricing pressures, Darwin experienced an average decrease in rate for our medical malpractice liability renewal business in the second quarter of 2008 of approximately 14.3% when compared to the second quarter of 2007, and experienced an average decrease in rate for our medical malpractice liability renewal business in the first six months of 2008 of approximately 13.6% when compared to the first six months of 2007.
     Our E&O gross premiums written increased slightly by $0.1 million to $31.7 million for the quarter ended June 30, 2008, compared to $31.6 million for the quarter ended June 30, 2007 and decreased by $0.5 million to $73.9 million for the six months ended June 30, 2008, compared to $74.4 million for the six months ended June 30, 2007. The premiums for the quarter ended June 30, 2008 resulted from the writing of new E&O policies for approximately $9.5 million and the renewal of policies for $22.2 million of gross premiums written for the quarter ended June 30, 2007 and the writing of new E&O policies for approximately $16.6 million and the renewal of policies for $57.3 million of gross premiums written for the six months ended June 30, 2007. New business writings were primarily in our managed care, psychologists, lawyers and insurance agents E&O classes of business. Darwin experienced a decrease in average rate for our E&O business in the second quarter of 2008 of approximately 7.2% when compared to the second quarter of 2007 and experienced a decrease in average rate for our E&O business in the first six months of 2008 of approximately 10.7% when compared to the first six months of 2007. These decreases in rate were primarily the result of competitive pricing pressures in our managed care, lawyers and insurance agents E&O classes of business.
     Our D&O gross premiums written decreased by $0.8 million to $10.4 million for the quarter ended June 30, 2008, compared to $11.2 million for the quarter ended June 30, 2007 and decreased by $0.5 million to $19.5 million for the six months ended June 30, 2008, compared to $20.0 million for the six months ended June 30, 2007. These decreases resulted from competitive pricing pressures. We wrote new policies for D&O gross premiums written of approximately $3.4 million for the quarter ended June 30, 2008 and $7.0 million for the six months ended June 30, 2008 and we renewed policies for $7.0 million of gross premiums written for the quarter ended June 30, 2008 and $12.5 million for the six months ended June 30, 2007. Our average premium rate for D&O business renewed in the second quarter of 2008 decreased by 5.3% when compared to the second quarter of 2007 and decreased by 10.2% when compared to the first six months of 2007.
     Ceded premiums written. Ceded premiums written were $12.9 million for the quarter ended June 30, 2008, compared to $16.9 million for the quarter ended June 30, 2007, a decrease of $4.0 million or 23.6%. Ceded premiums written were $34.9 million for the six months ended June 30, 2008, compared to $42.2 million for the six months ended June 30, 2007, a decrease of $7.3 million or 17.3%. The ratio of ceded premiums written to gross premiums written was 20.1% for the quarter ended June 30, 2008 compared to 25.6% for the quarter ended June 30, 2007 and was 24.2% for the six months ended June 30, 2008 compared to 30.1% for the six months ended June 30, 2007. Ceded premiums written were reduced in the quarter by $5.6 million due to a favorable adjustment of the 2004 through 2007 accident year loss results and were reduced for the six months ended June 30, 2008 by $9.3 million due to the favorable adjustments for 2004 through 2007 accident year loss results. The decrease in our estimate of expected ultimate losses incurred for the 2003 through 2007 accident years reduced our estimated ultimate ceded premium cost on certain of our variable rated reinsurance contracts in-force during the 2004 through 2007 accident years. The decrease in ceded premiums written as a percentage of gross premiums written was attributable to the adjustment to ceded premiums described above, the growth in classes of business for which Darwin ceded lesser amounts under our reinsurance contracts which were restructured on April 1, 2007.
     Net premiums written. Net premiums written were $51.1 million for the quarter ended June 30, 2008, compared to $49.0 million for the quarter ended June 30, 2007, an increase of $2.1 million or 4.2%. Net premiums written were $109.1 million for the six months ended June 30, 2008, compared to $98.0 million for the six months ended June 30, 2007, an increase of $11.1 million or 11.4%. The growth in net premiums written is attributable to the decrease in ceded premiums noted above.
     Net premiums earned. Net premiums earned were $54.9 million for the quarter ended June 30, 2008 compared to $46.4 million for the quarter ended June 30, 2008, an increase of $8.5 million or 18.4%, and were $106.9 million for the six months ended June 30, 2008 compared to $86.4 million for the six months ended June 30, 2007, an increase of $20.5 million or 23.8%. The increase in net premiums earned is attributable to the growth in net premiums written over the last 12 months. The ratio of net premiums earned to net premiums written was 107.5% for the quarter ended June 30, 2008 and 94.6% for the quarter ended June 30, 2007, and was 98.0% for the six months ended June 30, 2008 and 88.2% for the six months ended June 30, 2007. The increase in the ratio of net premiums earned to net premiums written for the three and six months ended June 30, 2008 compared to the same periods in 2007 was due primarily to the reduction of ceded premiums written and earned on prior accident year results recorded in connection with the favorable loss reserve development on those years, as described above.
     Net investment income and realized investment gains (losses). Net investment income increased to $5.9 million for the quarter ended June 30, 2008 compared to $5.4 million for the quarter ended June 30, 2007, an increase of $0.5 million, or 9.0%, and net investment income increased to $12.0 million for the six months ended June 30, 2008 compared to $10.7 million for the six months ended June 30, 2007, an increase of $1.3 million, or 12.4%. These increases in net investment income were the result of an increase in average invested assets as of June 30, 2008 compared to June 30, 2007 primarily due to the growth in our business. The book investment yield was 4.24% on investments held at June 30, 2008 as compared to 4.73% on investments held at June 30, 2007. The decrease in book investment yield was primarily attributable to the investment of operating cash flows in mostly lower yielding tax-exempt municipal fixed maturity securities. Darwin recognized realized losses of $614 thousand in the second quarter of 2008 compared to $17 thousand of realized gains in the second quarter of 2007 and realized losses of $614 thousand in the first six months of 2008 compared to $17 thousand in realized gains in the first six months of 2007. The realized losses in the second quarter and six months ended June 30, 2008 primarily consisted of the recording of an other than temporary impairment on a preferred stock for $558 thousand.
     Other Income. Other income increased 100% for the three and six months ended June 30, 2008 to $1.3 million and $2.9 million, respectively. The income is the amount of commission and other fee income earned by AMS, a non-risk bearing operation acquired in 2008. The AMS operations operating expenses are reported as other expenses.
     Losses and LAE incurred. Losses and LAE incurred was $20.7 million for the quarter ended June 30, 2008 compared to $25.3 million for the quarter ended June 30, 2007, a decrease of $4.6 million or 18.2%. Losses and LAE incurred was $40.6 million for the six months ended June 30, 2008, compared to $50.7 million for the six months ended June 30, 2007, a decrease of $10.1 or 19.9%. Losses and LAE incurred decreased over the comparable periods for the prior year due to the actual and anticipated reinsurance recoveries for the losses (including a provision for recoveries on IBNR losses and LAE), offset by new estimated losses on the increased premium volume. During the second quarter of 2008, Darwin recognized favorable loss development of $11.5 million net of anticipated reinsurance recoveries on the 2003 through 2007 accident years. For the six months ended June 30, 2008, Darwin recognized favorable loss development of $23.2 million net of anticipated reinsurance recoveries on the 2003 through 2007 accident years.
     Our favorable reserve adjustments were influenced by revised actuarial weights that were implemented in the first quarter 2008 as discussed above. In addition, we reviewed claims open at the end of the second quarter and noted a number of factors, including the decrease in policy limits remaining exposed on such claims, the case reserves associated with each claim and the other facts underlying each claim (current legal situation, etc.). The reviewed facts and circumstances gave us confidence that loss emergence for certain lines of business is significantly better than expected and that the reserve estimates for the 2003 through 2007 accident years could be adjusted.
     Darwin’s loss ratio for the quarter ended June 30, 2008 decreased to 37.6% compared to 54.5% for the quarter ended June 30, 2007. Darwin’s loss ratio for the six months ended June 30, 2008 decreased to 38.0% compared to 58.7% for the six months ended June 30, 2007. The decrease in loss ratio for the second quarter of 2008 compared to the same period in 2007 was primarily due to the adjustments totaling $17.1 million ($11.5 million to net losses incurred and $5.6 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 through 2007 accident years. The decrease in loss ratio for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the adjustments totaling $32.5 million ($23.2 million to net losses incurred and $9.3 million to ceded premiums earned) due to Darwin’s revision of its ultimate loss ratio on its 2003 through 2007 accident years.
     Commissions and brokerage expenses. Commissions and brokerage expenses were $6.0 million for the quarter ended June 30, 2008 compared to $6.3 million for the quarter ended June 30, 2007, a decrease of $0.3 million or 5.3%. Commissions and brokerage expenses were $12.4 million for the six months ended June 30, 2008 compared to $11.5 million for the six months ended June 30, 2007, an increase of $0.9 million or 8.1%. The ratio of commissions and brokerage expenses to net premiums earned decreased to 10.9% for the quarter ended June 30, 2008 from 13.6% for the quarter ended June 30, 2007 and decreased to 11.6% for the six months ended June 30, 2008 from 13.3% for the six months ended June 30, 2007. The decrease in the commission and brokerage expense ratio for the quarter and six months ended June 30, 2008 compared to the same quarter and six months ended June 30, 2007 is primarily driven by the reduction in ceded premiums related to the favorable loss development of $5.6 million and $9.3 million recorded in second quarter and six months ended June 30, 2008, respectively. These reductions were partially offset by an increase in profit sharing commissions of $0.6 million and $1.7 million recorded in second quarter and six months ended June 30, 2008, respectively. This resulted in higher net earned premiums and a lower commission expense ratio in the second quarter and six months ended June 30, 2008.
     Other underwriting, acquisition and operating expenses. Other underwriting, acquisition and operating expenses were $10.6 million for the quarter ended June 30, 2008 compared to $6.8 million for the quarter ended June 30, 2007, an increase of $3.8 million or 57.4%. Other underwriting, acquisition and operating expenses were $17.8 million for the six months ended June 30, 2008 compared to $13.2 million for the six months ended June 30, 2007, an increase of $4.6 million or 34.7%. These increases are primarily attributable to an increase in personnel costs incurred to support the growth in premiums and general expenses incurred in connection with the expansion of our business as well as expenses of $1.2 million incurred in connection with the Merger. The ratio of other underwriting, acquisition and operating expenses to premiums earned increased to 19.4% for the quarter ended June 30, 2008 from 14.6% for the quarter ended June 30, 2007. The ratio of other underwriting, acquisition and operating expenses to premiums earned increased to 16.7% from 15.4% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This ratio as well as the total expense ratio excludes other expenses which primarily consist of the Company’s long-term incentive plan (LTIP).

     Darwin’s total expense ratio was 30.3% for the quarter ended June 30, 2008 and 28.2% for the quarter ended June 30, 2007. Darwin’s total expense ratio decreased slightly to 28.3% for the six months of June 30, 2008 compared to 28.7% for the six months ended June 30, 2007. The increase in the total expense ratio for the second quarter ended June 30, 2008 compared to the second quarter ended 2007 is primarily due to the increase in operating expenses noted above as well as the Merger expenses.
     Other expenses. Other expenses incurred were $4.8 million for the quarter ended June 30, 2008 compared to $2.2 million for the quarter ended June 30, 2007, an increase of $2.6 million. Other expenses incurred were $9.8 million for the six months ended June 30, 2008 compared to $2.8 million for the six months ended June 30, 2007, an increase of $7.0 million. These expenses were primarily attributable to the LTIP which is based on net underwriting profitability and beginning in 2008, the operating expenses related to the AMS agency business. The LTIP increases in the second quarter and first six months of 2008 of $1.1 million and $4.0 million, respectively, compared to the second quarter and first six months of 2007 were primarily due to the more favorable underwriting results primarily attributable to the favorable loss development recognized in the second quarter and six months ended June 30, 2007, as noted above. The AMS operating expenses were $1.5 million and $3.0 million for the three and six months ended June 30, 2008, respectively.
     Income tax expense. Income tax expense incurred was $5.9 million for the quarter ended June 30, 2008 compared to $3.5 million for the quarter ended June 30, 2007, an increase of $2.4 million. Income tax expense incurred was $12.0 million for the six months ended June 30, 2008 compared to $5.8 million for the six months ended June 30, 2007, an increase of $6.2 million. These increases were due to the increased profitability for the quarter and six months ended June 30, 2008 compared to the quarter and six months ended June 30, 2007, partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 30.5% for the quarter ended June 30, 2008 from 31.1% for the quarter ended June 30, 2007. The effective tax rate decreased to 29.8% for the six months ended June 30, 2008 from 30.9% for the six months ended June 30, 2006. The decrease in effective tax rate for both the quarter and six months ended June 30, 2008 was attributable primarily to an increase in the portion of net investment income received on tax-exempt municipal securities.
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
     DNA has approximately $35.7 million available in 2008 for ordinary dividends to DPUI without prior regulatory approval. Darwin Select has approximately $4.6 million available in 2008 for ordinary dividends to DNA without prior regulatory approval. DNA and Darwin Select did not pay any ordinary dividends in the six months ended June 30, 2008 to DPUI and DNA, respectively. DNA paid a dividend of $3.5 million in March 2007 to DPUI.

     Credit Agreement. On March 23, 2007, Darwin entered into a three-year secured credit agreement (Credit Agreement) with a bank syndicate providing commitments for revolving credit loans in an aggregate principal amount of up to $25.0 million. The loan is secured by the common stock of Darwin Group. Borrowing under the Credit Agreement is intended to be used for general corporate purposes and for strategic merger and acquisition purposes. The cost of funds drawn down would be at an annual interest rate of LIBOR plus 112.5 basis points. The Credit Agreement also has a commitment fee of 0.25% per annum for any unused amount of the aggregate principal amount. The Credit Agreement contains certain covenants requiring DPUI to maintain a 2.0 debt interest coverage ratio and a maximum ratio of net premiums written to surplus of 2.0 to 1.0, a covenant limiting DPUI’s debt to total capital ratio to 35%, and a covenant prohibiting the payment of dividends on its equity securities. Darwin must also have a minimum net worth equal to 80% of year end December 31, 2006 GAAP net worth plus an amount equal to 50% of subsequent earned profits. In December 2007, the Company borrowed $5.0 million under the Credit Agreement at an interest rate of 5.47%. At June 30, 2008, Darwin was in full compliance with the Credit Agreement’s requirements and restrictions.
     Off Balance Sheet Arrangements. Darwin did not have any off balance sheet arrangements as of June 30, 2008 and December 31, 2007.
Darwin Consolidated Financial Position
     Capital Resources. Total stockholders’ equity increased to $278.0 million as of June 30, 2008 from $254.2 million as of December 31, 2007, an increase of $23.8 million or 9.4%. The increase was due to the net income for the six months ended June 30, 2008 of $28.3 million and $0.2 million of stock-based plans compensation, which were partially offset by a decrease of $4.7 million of unrealized gains / losses after taxes on equities and fixed maturities.
     Capital Transactions. The Company filed a shelf registration statement on Form S-3 with the SEC which became effective August 20, 2007.  The Form S-3 registered for possible future sale up to 9,371,096 shares of DPUI common stock (equal to approximately 55% of the total issued and outstanding), all of which are currently owned by AIHL, a wholly-owned subsidiary of Alleghany.  The filing was in response to AIHL’s exercise of its demand registration right under the Registration Rights Agreement dated May 18, 2006.  The filing of the shelf registration statement does not obligate AIHL to sell any shares, and Darwin would not receive any proceeds from a sale of shares by AIHL. As previously disclosed in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Report, , Darwin has entered into the Merger Agreement with Allied World Assurance Corporation. Upon completion of the Merger, this shelf registration would cease to be effective.
     Book Value Per Common Share. As of June 30, 2008, DPUI’s book value per common share was $16.33 per share and the tangible book value per common share was $15.60 per share. This compares to the book value per common share of $14.93 per share and the tangible book value per common share of $14.49 per share as of December 31, 2007. The $1.40 book value per common share increase in the book value per common share was due to net income of $1.67 per share and stock-based compensation of $0.01 per share, offset by a $0.28 per share decrease in unrealized gains after taxes on equity and fixed maturity investments. The tangible book value per common share increased by $1.11, which equals the $1.40 book value per share increase, less $0.29 per share for the increase in goodwill and intangible assets associated with the acquisition of AMS. Tangible book value per common share is determined by dividing our tangible book value (total assets excluding goodwill and intangible assets less total liabilities) by the number of our common shares outstanding on the date that the book value is determined. The Company believes that the change in tangible book value per common share over time is an important indicator for investors as to the long-term common share value of the Company.
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
     For the six months ended June 30, 2008, there was a net decrease in cash of $1.0 million as the Company invested excess cash in fixed income securities and short-term investments. Cash flow from operating activities increased in the first six months of 2008 to $65.2 million compared to $54.7 million for the first six months of 2007, due primarily to an increase in premium volume and limited paid loss activity on current and prior accident years. Cash flows used in investing activities decreased in the first six months of 2008 to $66.2 million compared to $75.6 million for the first six months of 2007 primarily due to the fact that in 2007 a greater amount of cash flows generated from operations was invested in short-term investments. The Company did not have any cash flow from financing activities in the first six months of 2008 and 2007.

     The following table summarizes these cash flows for the three months ended June 30, 2008 and 2007:

	Six Months ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities	$65,180	$54,654
Cash flows used in investing activities	(66,209)	(75,649)
Cash flows from financing activities	—	—

Net increase (decrease) in cash	$(1,029)	$(20,995)

Net paid losses and loss adjustment expenses	$14,331	$9,920

     At June 30, 2008, we had cash, short-term investments and other investments of $626.7 million, including cash, short-term investments and fixed maturities due within one year of approximately $59.0 million and fixed maturities of $165.3 million due after one year through five years. Total cash, short-term investments and fixed maturities due within one year represent 9.4% of Darwin’s total investment portfolio and cash balances at June 30, 2008. At December 31, 2007, we had cash, short-term investments and other investments of $564.4 million. Included in our December 31, 2007 portfolio were cash, short-term investments and fixed maturities due within one year of $120.6 million and fixed maturities of $114.2 million due after one year through five years. Total cash, short-term investments and fixed maturities due within one year represented 21.4% of Darwin’s total investment portfolio and cash balances at December 31, 2007. In accordance with our investment guidelines, in 2008 our third-party investment manager has purchased longer-duration fixed maturities and common stock with a portion of these funds. We believe that cash generated by operations and cash generated by investments will provide sufficient sources of liquidity to meet our anticipated needs over the foreseeable future.
     Contractual Obligations. We have certain obligations to make future payments under contracts and commitments. At June 30, 2008, long-term aggregate contractual obligations and commitments were as follows:

			More Than	More Than
			1 Year But	3 Years But	More Than
Contractual Obligations	Total	Within 1 Year	Within 3 Years	Within 5 Years	5 Years
	(Dollars in thousands)
Operating lease obligations	$3,298	$1,164	$2,050	$84	$—
Other long-term liabilities (1)	12,563	5,625	6,025	911	2
Debt	5,000	—	5,000	—	—
Loss and LAE reserves	426,136	101,714	217,613	59,140	47,669

Total	$446,997	$108,503	$230,688	$60,135	$47,671

(1)	Other long-term liabilities primarily reflect Darwin’s long-term incentive plan obligations, classified in accrued expenses and other liabilities.
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
     Investments. We utilize a third-party investment manager, General Re-New England Asset Management, to manage our investments. We have provided our investment manager with investment guidelines and our Board of Directors reviews our investment performance and the investment manager’s compliance with our investment guidelines on a quarterly basis. We believe that we have a conservative approach to our investment and capital management strategy with an objective of providing a stable source of income and preserving capital to offset underwriting risk. We maintain an investment portfolio representing funds that have not yet been paid out as claims, as well as the capital we hold for our stockholders. As of June

30, 2008, our investment portfolio had a fair value of $620.3 million, an increase of $63.4 million over the December 31, 2007 investment portfolio fair value of $556.9 million. The increase in invested assets at June 30, 2008 when compared to December 31, 2007 was primarily due to investment of a portion of the December 31, 2007 cash balances, cash flows from operations and payable to brokers for unsettled trades at June 30, 2008. Our investment portfolio consists of common stock, preferred stock, long-term fixed income and short-term investment securities. Darwin’s management believes that prudent levels of investments in common equity securities within our portfolio are likely to enhance long-term after-tax total returns without significantly increasing the risk profile of the portfolio. During the second quarter of 2008, we moved forward with diversifying our portfolio to include common equities that may ultimately grow to $50 million.
     The following table presents the fair value amounts and percentage distributions of investments as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Fair		Fair
	Value	%	Value	%
	(Dollars in thousands)
Equity securities:
Preferred stock	$3,442	0.6%	$3,680	0.7%
Common stock	3,625	0.6%	—	—

Total equity securities	7,067	1.2%	3,680	0.7%
Fixed maturity securities:
U.S. Government and government agencies	37,767	6.1%	41,359	7.4%
State and municipal bonds	266,670	43.0%	219,533	39.4%
Mortgage/asset-backed securities	203,621	32.8%	126,124	22.7%
Corporate bonds and notes	57,371	9.2%	58,645	10.5%

Total fixed maturities	565,429	91.1%	445,661	80.0%
Short-term investments	47,784	7.7%	107,597	19.3%

Total investments	$620,280	100.0%	$556,938	100.0%

     At June 30, 2008, our mortgage- and asset-backed securities portfolio, which constitutes $203.6 million of our debt securities portfolio, $113.4 million or 55.7% of the total mortgage- and asset-backed securities portfolio was backed by the types of underlying collateral which could potentially be impacted by the broad issues in the mortgage and housing markets due to the nature of their guarantees or direct relationships with borrowers (in millions):

Type of Underlying Collateral	Fair Value	Average Rating
Guaranteed by GNMA, FNMA or FHLMC (1)	$95.0	Aaa / AAA
Prime (2)	12.3	Aaa / AAA
Alt-A (2)	6.0	Aaa / AAA
Sub-prime (2)	0.1	Aaa / AAA

Total	$113.4	Aaa / AAA

(1)	“GNMA” refers to the Government National Mortgage Association; “FNMA” refers to the Federal National Mortgage Association; and “FHLMC” refers to the Federal Home Loan Mortgage Corporation.

(2)	As defined by Standard & Poor’s.
     The following table presents the book and tax-equivalent yields on our investments as of June 30, 2008 and 2007:

	At June 30,
	2008	2007
Book yield on all investments	4.24%	4.73%

Tax-equivalent yield on all investments	4.99%	5.53%

     The decrease in the investment yields from June 30, 2007 to June 30, 2008 was primarily due to lower interest rates. The five-year treasury yield rate decreased 158 basis points to a rate of 3.34% as of June 30, 2008 from a rate of 4.92% as of June 30, 2007. The decrease in book investment yield was primarily attributable to the investment of operating cash flows in mostly lower yielding tax-exempt municipal fixed maturity securities. The book yield on all investments is the weighted average earnings to maturity on all investments in the portfolio determined at the time of purchase. Tax-equivalent yield on all investments is the weighted average expected earnings adjusted for any estimated tax savings. The tax-equivalent yield on each investment in the portfolio is determined at the time of purchase.
     The table below compares year-to-date total returns on our investments to a comparable public index. While there is no directly comparable index to our portfolio, the Lehman Intermediate Aggregate Bond Index is a widely used industry benchmark. Both our returns and the indices include changes in unrealized gains and losses. While the broader Lehman index benefited from investors transferring money into treasuries which have experienced an increased yield in response to the volatility in the credit markets, the Lehman index does not include municipal securities which underperformed both treasury securities and the index.

	For the Six Months
	Ended June 30
	2008	2007

Return on total investments	1.26%	1.41%

Lehman Intermediate Aggregate Bond Index	1.36%	1.22%

     Return on total investments is the change in market value and accrued interest, adjusted for time weighted cash inflows and outflows, divided by the beginning market value and accrued interest plus the sum of the weighted cash flows for the period, which is the modified Dietz method required by the Global Investment Performance Standard handbook. The Company believes book yield, tax-equivalent yield and total return on investments are important indicators for investors to measure the performance of the Company’s investments and to compare the performance to that of other insurers.
     Our fixed-income portfolio is invested in investment grade securities. The National Association of Insurance Commissioners (NAIC) assigns ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our fixed income portfolio by independent rating agency and comparable NAIC designations as of June 30, 2008 and December 31, 2007:

Financial		June 30, 2008		December 31, 2007
Strength	NAIC	Fair	%	Fair	%
Ratings (1)	Designation	Value	Total	Value	Total
			(Dollars in thousands)
AAA	1	$360,883	63.8%	$334,787	75.2%
AA +	1	28,428	5.0%	25,543	5.7%
AA	1	50,096	8.8%	26,584	6.0%
AA-	1	52,335	9.3%	12,539	2.8%
A+	1	21,848	3.9%	8,043	1.8%
A	1	27,461	4.9%	19,185	4.3%
A-	1	13,464	2.4%	11,528	2.6%
BBB+	2	5,922	1.0%	5,972	1.3%
BBB	2	3,809	0.7%	1,480	0.3%
BBB-	2	1,183	0.2%	—	—

Total fixed maturities		$565,429	100.0%	$445,661	100.0%

(1)	Ratings are the lowest rating assigned by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. or by Moody’s Investors Service. Where not available from either rating agency, ratings are determined by other independent sources.

     The maturity distribution of fixed maturity securities held as of June 30, 2008 and December 31, 2007 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2008		December 31, 2007
	Fair		Fair
	Value	%	Value	%
		(Dollars in thousands)
Due in one year or less	$4,816	0.9%	$5,507	1.3%
Due after one year through five years	165,306	29.2%	114,152	25.6%
Due after five years through ten years	74,671	13.2%	77,578	17.4%
Due after ten years	117,015	20.7%	122,300	27.4%
Mortgage backed securities	203,621	36.0%	126,124	28.3%

Total fixed maturities	$565,429	100.0%	$445,661	100.0%

     As of June 30, 2008, the average option adjusted duration of our fixed-income portfolio which includes fixed maturity securities and short-term investments was 3.98 years compared to 3.90 years as of December 31, 2007. The concept of average option adjusted duration takes into consideration the probability of having the various option features associated with many of the fixed-income investments we hold exercised. Fixed maturity securities are frequently issued with call provisions which provide the ability to adjust the maturity of the security at the option of the issuer. During the first six months of 2008, we continued to invest in state and municipal bonds with slightly shorter durations where we believed the tax-equivalent yield provided superior investment return opportunities.
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
     An investment in a common stock, preferred equity or fixed maturity security which is available for sale is impaired if its fair value falls below its cost, and the decline is considered to be other than temporary. Darwin’s assessment of a decline in fair value includes a current judgment as to the financial position and future prospects of the issuing entity of the security, the length of time and extent to which fair value has been below cost, and Darwin’s ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery.
     As part of our review of securities for the three months ended June 30, 2008, we identified a FHLMC perpetual preferred stock that had been in an increasingly larger unrealized loss position over the past 10 months. In addition to issuing its own preferred stock for raising capital, FHLMC provides guarantees on residential mortgages contained in certain mortgage-backed securities. In recent weeks and months, FHLMC has experienced liquidity problems that were primarily driven by difficulties in the broader mortgage and housing markets. As a result, it has been necessary for FHLMC to issue additional preferred stock at a higher rate than our current holding. These factors have caused our holding to decline in value by $558 as of June 30, 2008. Based on these facts, management has determined that the decline is other than temporary at June 30, 2008 and recorded a realized loss of $558. Management will continue to monitor the performance of this security in future periods to determine if further write-downs are necessary.
     The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2008:

	June 30, 2008
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of investment	Value	Loss	Value	Loss	Value	Loss
			(Dollars in thousands)
Equities:
Common stock	$3,312	$(353)	$—	$—	$3,312	$(353)
Fixed maturities:
U.S. Government bonds	198	—	—	—	198	—
State and municipal bonds	132,680	(1,439)	1,852	(148)	134,532	(1,587)
Mortgage/asset-backed securities	93,819	(2,748)	8,481	(729)	102,300	(3,477)
Corporate bonds and notes	14,648	(284)	1,709	(41)	16,357	(325)

Total fixed maturities	241,345	(4,471)	12,042	(918)	253,387	(5,389)

Total equities and fixed maturities	$244,657	$(4,824)	$12,042	$(918)	$256,699	$(5,742)

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Type of investment	Value	Loss	Value	Loss	Value	Loss
			(Dollars in thousands)
Equities:
Preferred stock	$3,680	$(320)	$—	$—	$3,680	$(320)
Fixed maturities:
U.S. Government bonds	1,390	(1)	1,008	(1)	2,398	(2)
State and municipal bonds	11,336	(83)	5,055	(22)	16,391	(105)
Mortgage/asset-backed securities	34,331	(345)	6,171	(104)	40,502	(449)
Corporate bonds and notes	6,571	(102)	2,987	(47)	9,558	(149)

Total fixed maturities	53,628	(531)	15,221	(174)	68,849	(705)

Total equities and fixed maturities	$57,308	$(851)	$15,221	$(174)	$72,529	$(1,025)

     As of June 30, 2008, no common equity security was in a continuous unrealized loss position for 12 months or more.
     The unrealized losses on fixed maturity securities are primarily interest rate related. The Company’s gross unrealized losses increased $4.7 million from December 31, 2007 to June 30, 2008 primarily due to the change in the market interest rates during the period. Of the 11 securities that have been in an unrealized loss position for longer than 12 months, 10 have a fair value that is greater than 90.0% of amortized cost. Based on a detailed review of the remaining securities and an analysis of the quality of the underlying collateral and consistency of cashflow, the Company has determined that the declines in value are not driven by any significant deterioration of credit. None of the issuers of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment, and none of such securities is rated below investment grade. Based on management’s review of the factors above, and our ability and intent to hold these securities until maturity, management has determined that no additional securities are considered to be other-than-temporarily impaired.
     Given recent rating agency actions on sub-prime securities, we performed additional procedures to review for any impairment on our mortgage/asset-backed securities that are classified as sub-prime mortgage obligations. As of June 30, 2008, we held two sub-prime fixed income securities totaling $0.1 million, which are currently rated AAA and are not currently under watch by a major rating agency. The remaining average life of each of these securities is less than 2 months and the issuers of both are currently paying down their balances. The total unrealized loss on these securities as of June 30, 2008 was approximately $3 thousand. In addition to the sub-prime mortgage obligations, we hold $6.0 million of Alt-A mortgage obligations, commonly known as low documentation mortgages, which have historically had lower default rates than sub-prime mortgages. Similar to the sub-prime mortgage obligations, all of these securities (7 in total) are currently rated AAA, have a remaining average life of less than 8 months (except one with a remaining average life of 4.8 years) and have total unrealized losses as of June 30, 2008 of less than $58 thousand. As such, we do not believe we have any other-than-temporarily impaired fixed income securities classified as “sub-prime” or Alt-A mortgage obligations.
     Certain asset-backed and municipal securities held by Darwin are backed by a financial guarantee insurance policy from a mono-line insurance guarantor (mono-lines) to strengthen the overall credit quality of the security. These mono-lines have historically been rated at the highest credit quality ratings from the major rating agencies (Standard & Poor’s, Moody’s and Fitch). Recent volatility in credit markets, particularly related to the difficulties being experienced in the broader mortgage and housing markets, has caused large losses for these mono-lines, reduced their capital and put their credit ratings at risk. Several have been downgraded and/or are on a negative credit watch by the major rating agencies. When a security is backed by a mono-line guarantee, and that mono-line has a credit rating higher than the underlying credit rating of the issuer, it may trade at a price higher than it would if there was no guarantee. A subsequent downgrade of that mono-line’s credit rating could have an adverse impact on the fair market value of the securities that are backed by that mono-line’s insurance guarantee.
     When acquiring fixed income securities that are backed by a financial guarantee insurance policy, Darwin’s investment philosophy is to evaluate the credit quality of the underlying issuer assuming that no insurance guarantee is in place and purchase those securities based upon the assumption that no insurance policy would be available to make payment on the securities.
     Darwin’s fixed income securities portfolio currently includes approximately $149.8 million, or 24.1% of Darwin’s total investments, in securities that are backed by mono-line’s that have been, or could be, negatively impacted by the credit markets. Based on a review of the ratings of these underlying securities which are presented in the table below, we have determined that the credit quality of the underlying securities is adequate. Furthermore, since purchased by Darwin, these securities are currently in a $0.8 million unrealized loss position. Based on these facts, we have determined that no additional impairment adjustments are necessary for these securities.

					Aggregate
					Market
					Value of
				Rating of	Underlying	Unrealized
	Rating of Financial Guarantors*			Underlying	Securities	Gain/Loss
	S&P	Moody’s	Fitch	Security	at 6/30/08	at 6/30/08
Financial Guarantors
AMBAC Financial Group	A	A3	NR	AA-	$29,605	$(120)

Assured	A+	Aa3	A	A	2,157	(7)

FGIC Corporation	B	Caa2	BB	AA	26,561	(195)

Financial Security Assurance, Inc	AAA	Aaa	AAA	AA	42,913	108

MBIA, Inc	A-	Baa2	NR	AA	46,445	(521)

XL Capital, LTD	A-	Baa1	A-	A+	2,071	(44)

Total Credit Enhanced					$149,752	$(779)

Total Investments					$620,280	$(1,729)

% of Total Investments					24.1%	45.1%

*	Credit rating as of July 16, 2008.

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
     The table below presents a sensitivity analysis of the debt securities of Darwin that are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential changes in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time. In this sensitivity analysis model, we measure the potential change of +/-100, +/-200, and +/-300 basis points in interest rates to determine the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2008 ending prices based on yields adjusted to reflect the hypothetical changes in interest rates, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the principal amount of the security. Debt as of June 30, 2008 of $5.0 million is not presented in the table below as it is not material to our analysis of sensitivity to interest rates given the amount and terms of this debt. See Note 9 in Notes to the Condensed Consolidated Financial Statements set forth in Item 8 of our 2007 10-K for more information regarding such debt.
Sensitivity Analysis at
June 30, 2008

Interest Rate Shifts (in basis points)	-300	-200	-100	0	100	200	300

Fixed Maturity Securities
Portfolio value	$639,444	$614,056	$589,573	$565,429	$541,850	$519,403	$498,199
Change	74,015	48,627	24,144	—	(23,579)	(46,026)	(67,230)
% Change	13.09%	8.60%	4.27%	0.00%	(4.17)%	(8.14)%	(11.89)%
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Darwin maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the Company’s disclosure controls and procedures provide reasonable assurance that the Company’s disclosure controls and procedures were effective as of that date to accomplish their objectives.
Changes in Internal Control over Financial Reporting
     In connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act (the “Rules”), the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that there has been no change in the Company’s internal control over financial reporting (as that term is defined in the Rules) that occurred during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1a. Risk Factors
     The material risks affecting the Company and its performance are discussed in our 2007 Form 10-K under the caption “Risk Factors.” In addition to the risk factors disclosed in the 2007 Form 10-K, the following material risks affect the Company and its performance as of June 30, 2008:
A significant delay in consummating, or a failure to consummate, the Merger could negatively impact the value of our common stock and our financial results and financial condition.
     The Company has announced its entry into a definitive Merger Agreement with Allied World Assurance Company Holdings, Ltd, a Bermuda company (the “Parent”) and Allied World Merger Company, a Delaware corporation and wholly owned subsidiary of the Parent (“MergerCo”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 30, 2008 (the “Form 8-K”).
     As disclosed in the Form 8-K, completion of the Merger is subject to customary closing conditions, including among other things, approval by the Company’s stockholders and receipt of specified governmental and regulatory consents and approvals. Expiration of the waiting period under the Hart-Scott-Rodino Act is no longer a condition to closing, because the Federal Trade Commission granted early termination of the waiting period on July 21, 2008.
     Obtaining the necessary consents and approvals and compliance with the other Merger Agreement conditions to closing will entail financial expenditures, as well as a commitment of management time and effort, diverting these resources from other Company projects. In addition, the Company has incurred certain costs relating to the Merger that are payable whether or not the Merger is completed, including legal, accounting and financial advisor fees, and the Company may be obligated, under certain circumstances, to pay a termination fee to Parent of $16.5 million.
     The conditions to closing and the termination fee under the Merger Agreement are more fully described in our proxy statement on Schedule 14A, (the “2008 Proxy Statement”), which has been filed with the SEC, under the headings “The Merger Agreement — Conditions to the Merger” and “The Merger Agreement — Termination Fees and Expenses.”
     We have agreed to certain restrictions on the conduct of our business prior to the closing of the Merger. Such restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the Merger, which could have an adverse effect on our results of operations and financial condition. These interim operating covenants are described in the 2008 Proxy Statement under the caption “The Merger Agreement — Conduct of Business Prior to Closing.”
     You should read the 2008 Proxy Statement in its entirety for more details about the Merger, the conditions precedent to its completion, the termination fee payable to Parent and the interim operating covenants.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on May 2, 2008 at the Farmington Marriott Hotel in Farmington, CT. In an uncontested election, the nine nominees proposed for election to the Board of Directors were elected for one-year terms expiring on the date of the Annual Meeting in 2009. The votes were as follows:

	For	Withheld
R. Bruce Albro	16,124,705	198,690
Phillip N. Ben-Zvi	16,046,349	277,046
Christopher K. Dalrymple	13,755,194	2,568,201
Weston M. Hicks	13,407,688	2,915,707
William C. Popik	16,124,705	198,690
George M. Reider, Jr.	16,124,705	198,690
John L. Sennott, Jr.	13,615,015	2,708,380
Stephen J. Sills	13,754,994	2,568,401
Irving B. Yoskowitz	16,046,374	277,021
The selection of KPMG LLP as independent auditors for 2008 was ratified as follows:

Number of Votes
For	16,235,213
Against	87,157
Abstain	1,025
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of June 27, 2008, by and among Darwin Professional Underwriters, Inc., Allied World Assurance Company Holdings, Ltd. and Allied World Merger Company, filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated June 30, 2008, and incorporated herein by reference.

10.1	Amendment, dated as of June 27, 2008, to Amended and Restated Employment Agreement, dated November 11, 2005, by and between Darwin Professional Underwriters, Inc. and Stephen J. Sills

10.2	Employment Agreement, dated as of June 27, 2008, by and between Darwin Professional Underwriters, Inc. and Robert Asensio

10.3	Employment Agreement, dated as of June 27, 2008, by and between Darwin Professional Underwriters, Inc. and Paul Martin

Exhibit
Number	Description of Exhibit

10.4	Employment Agreement, dated as of June 27, 2008, by and between Darwin Professional Underwriters, Inc. and David Newman

10.5	Employment Agreement, dated as of June 27, 2008, by and between Darwin Professional Underwriters, Inc. and Mark I. Rosen

10.6	Employment Agreement, dated as of June 27, 2008, by and between Darwin Professional Underwriters, Inc. and John L. Sennott

31.1	Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.2	Certification of the Chief Financial Officer of Darwin Professional Underwriters, Inc., pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and it is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Darwin Professional Underwriters, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARWIN PROFESSIONAL UNDERWRITERS, INC.

(Registrant)

By:	/s/ John L. Sennott, Jr.

John L. Sennott, Jr.
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)
Date: August 1, 2008