Form 10-K/A
period 2007-12-31
Darwin Professional Underwriters Inc
filed 2008-08-28
CIK 1355795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32883
DARWIN PROFESSIONAL UNDERWRITERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0510450

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9 Farm Springs Road, Farmington, CT	06032

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 860-284-1300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange
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

Darwin Professional Underwriters, Inc.
Form 10-K/A
Amendment No. 1
For Fiscal Year Ended December 31, 2007

	Item Description	Page
Part II	9A. Controls and Procedures	2

Part III	10. Directors and Executive Officers and Corporate Governance of the Registrant	3

Part IV	15. Exhibits and Financial Statement Schedules	4

	Signatures	5
	Exhibits	6

Ex.31.1:	Certification of Chief Executive Officer

Ex. 31.2:	Certification of Chief Financial Officer
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION

Darwin Professional Underwriters, Inc.
EXPLANATORY NOTE
          Darwin Professional Underwriters, Inc. (“Darwin” or the “company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on February 29, 2008 (the “Original Report”), solely for the purpose of amending and supplementing Part II and Part III of the Original Report. This amendment changes the Original Report only by including information required by Part II, Item 9A, and by Part III, Item 10, which had been inadvertently omitted from the Original Report. This Amendment No. 1 continues to speak as of the date of the Original Report, and the company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report.
          As required by Rule 12b-15, Darwin’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Amendment No. 1 on Form 10-K/A. Since financial statements are not contained in the Amendment No. 1, the Company is not furnishing Rule 13a-14(b) certifications in connection herewith.

PART II
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Darwin maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provide reasonable assurance that the Company’s disclosure controls and procedures are effective to accomplish their objectives.
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
          Board of Directors. The Board of Directors presently has nine members. The names and ages of our directors and biographical information (including information they have furnished as to principal occupation and other directorships held) is furnished in the 2008 Proxy Statement, at pages 8 and 9.
          Executive Officers. The executive officers of Darwin and their ages as of February 29, 2008, were:
     Robert J. Asensio. 51 years old. Mr. Asensio has been Chief Information Officer since 2003. Prior to joining DPUI, Mr. Asensio was Vice President of Information Technology at The Chubb Corporation from July 1999 to June 2003. Prior to joining The Chubb Corporation, Mr. Asensio was Assistant Vice President of Information Technology at Executive Risk Inc. from April 1993 until its acquisition by The Chubb Corporation in July 1999.
     Paul C. Martin. 55 years old. Mr. Martin has been Senior Vice President and Chief Actuary since 2003. Prior to joining DPUI, Mr. Martin was Senior Vice President — Product Development at XL Vianet from July 2000 to April 2003.
     David J. Newman. 53 years old. Mr. Newman has been Chief Underwriting Officer since 2003. Prior to joining DPUI, Mr. Newman was in private consulting for 15 months and prior to that was Chief Executive Officer of Odyssey Reinsurance Corporation’s London Market Division, and the Active Underwriter of Syndicate 1218 at Lloyd’s as well as a director of Newline Underwriting Management Ltd. from 1996 to January 2002.
     Paul F. Romano. 49 years old. Mr. Romano has been Senior Vice President-Underwriting since 2003. Prior to joining DPUI, Mr. Romano was Vice President at Executive Risk Inc. from July 1996 until its acquisition by The Chubb Corporation in July 1999. From July 1999 to 2003, Mr. Romano was Senior

Vice President responsible for the Health Care Industry Division of Chubb Specialty Insurance and later served as Managing Director of Chubb & Son and manager of Chubb’s office operations in Simsbury, Connecticut.
     Mark I. Rosen. 56 years old. Mr. Rosen has been Senior Vice President and General Counsel since 2003. From February 2002 until joining DPUI, he was a founder and Senior Vice President of OneBeacon Professional Partners, a subsidiary of the White Mountains Insurance Group. Previously, Mr. Rosen was Senior Vice President and Chief Legal Officer of Executive Risk Inc. from 1991 until its acquisition by The Chubb Corporation in July 1999, and Senior Vice President of Chubb until July 2001. Mr. Rosen was retired from July 2001 to February 2002.
     John L. Sennott, Jr. 42 years old. Mr. Sennott has been Senior Vice President, Chief Financial Officer and a director of the Company since 2003. Mr. Sennott is a CPA who served as Controller of Executive Risk Inc. from 1998 until its acquisition by the Chubb Corporation in July 1999, and he continued in that position at Executive Risk until 2001. Mr. Sennott was the principal of Beacon Partners from 2001 to 2003.
     Stephen J. Sills. 59 years old. Mr. Sills, a former senior executive with The Chubb Corporation, founded the Company and has been its President, Chief Executive Officer and chairman of its Board of Directors since 2003.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     The following are filed as part of this Amendment No. 1.
     (b) Exhibits.
31.1	Rule 13a-14(a)/15d-14a Certificate of the Company’s Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14a Certificate of the Company’s Principal Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 28, 2008
DARWIN PROFESSIONAL UNDERWRITERS, INC.
(Registrant)

By:	/s/ Stephen J. Sills	August 28, 2008

Stephen J. Sills
President
(Principal Executive Officer)

By:	/s/ John L. Sennott, Jr.	August 28, 2008

John L. Sennott, Jr.
Executive Vice President
(Principal Financial Officer)

Index to Exhibits

31.1	Rule 13a-14(a)/15d-14a Certificate of the Company’s Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14a Certificate of the Company’s Principal Financial Officer